Form 10-Q
period 2025-03-31
Fifth Era Acquisition Corp I
filed 2025-05-09
CIK 2025401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42539

FIFTH ERA ACQUISITION CORP I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	36-5108801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 1093 Boundary Hall Cricket Square, Grand Cayman Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)

310-545-9265

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one right	FERAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	FERA	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of the initial business combination	FERAR	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 8, 2025, there were 23,600,000 Class A Ordinary Shares, par value $0.0001 par share and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

FIFTH ERA ACQUISITION CORP I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets
Cash	$1,018,206	$—
Prepaid insurance	157,146	—
Prepaid expenses	21,913	—
Total current assets	1,197,265	—
Deferred offering costs	—	164,243
Long-term prepaid insurance	144,051	—
Marketable investments held in Trust Account	230,740,877	—
Total Assets	$232,082,193	$164,243

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$30,085	$6,694
Accrued offering costs	90,295	36,528
Promissory note – related party	—	172,920
Total current liabilities	120,380	216,142
Deferred underwriting fee	10,950,000	—
Total Liabilities	11,070,380	216,142

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares at redemption value of $10.03 and $0.00 per share as of March 31, 2025 and December 31, 2024, respectively	230,740,877	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024, respectively	60	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2025 and December 31, 2024	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(9,729,891)	(76,899)
Total Shareholders’ Deficit	(9,729,064)	(51,899)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$232,082,193	$164,243

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Operating and formation costs	$119,286
Loss from operations	(119,286)

Other income:
Interest earned on marketable investments held in Trust Account	740,877

Net income	$621,591

Weighted average shares outstanding, Class A ordinary shares	7,342,222

Basic and diluted net income per share, Class A ordinary shares	$0.04

Weighted average shares outstanding, Class B ordinary shares	6,977,778

Basic net income per share, Class B ordinary shares	$0.04

Weighted average shares outstanding, Class B ordinary shares	7,666,667

Diluted net income per share, Class B ordinary shares	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	7,666,667	$767	$24,233	$(76,899)	$(51,899)

Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000

Fair value of rights included in Public Units	—	—	—	—	4,140,000	—	4,140,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(295,218)	—	(295,218)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,868,955)	(10,274,583)	(20,143,538)

Net income	—	—	—	—	—	621,591	621,591

Balance – March 31, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(9,729,891)	$(9,729,064)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$621,591
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	3,394
Interest earned on marketable securities held in Trust Account	(740,877)
Changes in operating assets and liabilities:
Prepaid insurance	(144,051)
Prepaid expenses	(21,913)
Long-term prepaid insurance	(157,146)
Accounts payable and accrued expenses	23,391
Net cash used in operating activities	(415,611)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000
Proceeds from sale of Private Placement Units	6,000,000
Repayment of promissory note - related party	(222,141)
Payment of offering costs	(344,042)
Net cash provided by financing activities	231,433,817

Net Change in Cash	1,018,206
Cash – Beginning of period	—
Cash – End of period	$1,018,206

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$90,295
Deferred offering costs paid through promissory note – related party	$45,827
Deferred underwriting fee payable	$10,950,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Note 1 — Description of Organization and Business Operations

Fifth Era Acquisition Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on May 22, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from May 22, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 27, 2025. On March 3, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3. Each Unit consists of one Public Share and one right (“Right”) to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 600,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Fifth Era Acquisition Sponsor I LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, generating gross proceeds of $6,000,000, which is described in Note 4. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement units.

Transaction costs amounted to $15,557,879, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $607,879 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on March 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee.

The funds are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially valued at $10.00 per public share.

The ordinary shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of an initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction).

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash of $1,018,206. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of their officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company does not believe that it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because the Company becomes obligated to redeem a significant number of the Public Shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company cannot assure that its plans to raise capital or to consummate an initial Business Combination will be successful.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 28, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,018,206 and $0 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Cash Held in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $230,740,877 and $0, respectively, were held in cash invested in U.S. Treasury funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ deficit, as the Rights, after management’s evaluation, were accounted for under equity treatment.

Transaction costs amounted to $15,557,879, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $607,879 of other offering costs.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of March 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Rights

The Company accounted for the Public and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Class A Redeemable Share Classification

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Class A ordinary shares issuance costs	(15,262,661)
Plus:
Remeasurement of carrying value to redemption value	20,143,538
Class A Ordinary Shares subject to possible redemption, March 31, 2025	$230,740,877

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 600,000 Class A ordinary shares in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three months ended March 31, 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2025
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$318,705	$302,886
Denominator:
Weighted-average shares outstanding	7,342,222	6,977,778
Basic net income per common stock	$0.04	$0.04

Diluted net income per share:
Numerator:
Allocation of net income	$304,077	$317,514
Denominator:
Weighted-average shares outstanding	7,342,222	7,666,667
Diluted net income per common stock	$0.04	$0.04

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, on March 3, 2025, the Company sold 23,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option amounting to 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one Public Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Each Private Placement Unit consists of one Class A ordinary share and one Private Placement Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination. Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units are identical to the units sold in Initial Public Offering, subject to certain limited exceptions.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Note 5 — Related Party Transactions

Founder Shares

On May 22, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B ordinary shares (“founders shares”), to the Sponsor. In December 2024, the Company effected a share dividend of 0.33 shares for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 founder shares. Up to 1,000,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On March 3, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025 or the closing of the Initial Public Offering. On March 3, 2025, the Company repaid the total outstanding balance of the note amounting to $222,141. Borrowings under the note are no longer available.

Due from Sponsor

The Company paid the Sponsor an amount of $21,550 in excess of the outstanding promissory note balance at the closing of the Initial Public Offering. Subsequently, on March 6, 2025, the Sponsor repaid the Company a total of $21,550. As of March 31, 2025 and December 31, 2024, there were no outstanding amounts due from the Sponsor.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on February 27, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2025, the Company incurred $16,071 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the founder shares, Private Placement Units (and its component securities) and Private Placement Units (and its component securities) that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On March 3, 2025, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $10,950,000 in the aggregate, payable upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2025, there were 600,000 Class A ordinary shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption. At December 31, 2024, there were no Class A ordinary shares issued or outstanding.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were 7,666,667 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the private placement shares), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level	March 31, 2025
Assets:
Marketable investments held in Trust Account	1	$230,740,877

	Level	December 31, 2024
Assets:
Marketable investments held in Trust Account	1	$—

The fair value of the Public Rights issued in the Initial Public Offering is $4,140,000, or $0.18 per Public Right. The fair value of the Public Right was determined using a discounted cash-flow model. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

March 3, 2025
Traded price of Unit	$10.01
Expected term to De-SPAC (years)	2.0
Probability of De-SPAC and instrument-specific market adjustment	17.9%
Risk-free rate (continuous)	3.92%

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM, has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statement of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31,	December 31,
	2025	2024
Trust Account	$230,740,877	$—
Cash	$1,018,206	$—

For the Three Months Ended March 31, 2025
Operating and formation costs	$119,286
Interest expense on marketable securities held in Trust Account	$740,877

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of interest expense on marketable securities held in Trust Account funds while maintaining compliance with the Trust Agreement.

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statement of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements was issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Separate Trading of Class A Ordinary Share and Share Rights

On April 16, 2025, the Company announced that, commencing on April 21, 2025, the holders of the units issued in its initial public offering (the “Units”), each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Share”), and one right to receive one-tenth (1/10) of one Class A Ordinary Share of the Company upon the consummation of the Company’s initial business combination (the “Share Rights”), may elect to separately trade the Class A Ordinary Share and the Share Rights included in the Units. Any Units not separated will continue to trade on the Nasdaq Global Market under the symbol “FERAU.” The Class A Ordinary Share and the Share Rights are expected to trade on the Nasdaq Global Market under the symbols “FERA” and “FERAR,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the Units into Class A Ordinary Share and Share Rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on May 22, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

In 2024, the SEC adopted additional rules and regulations relating to SPACs. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 22, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $621,591, which consists of interest income on marketable securities held in the Trust Account of $740,877, partially offset by operating costs of $119,286.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

On March 3, 2025, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s Sponsor, and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, generating gross proceeds of $6,000,000, which is described in Note 4.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $230,000,000 was placed in the Trust Account. We incurred fees of $15,557,879, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of deferred underwriting fee, and $607,879 of other offering costs.

For the three months ended March 31, 2025, cash used in operating activities was $415,611. Net income of $612,964 was affected by interest earned on marketable securities held in the Trust Account of $740,877 and payment of operation costs through promissory note of $3,394. Changes in operating assets and liabilities used $291,092 of cash for operating activities.

As of March 31, 2025, we had marketable securities held in the Trust Account of $230,740,877 (including approximately $740,877 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $1,018,206. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services. We began incurring these fees on February 27, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2025, the Company incurred $16,071 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

The underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.50% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $10,950,000 in the aggregate, payable upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share”. We have two classes of Ordinary Shares, our Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs.  In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 600,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Fifth Era Acquisition Sponsor I LLC (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters, generating gross proceeds of $6,000,000, which is described in Note 4. Each Private Placement Unit consists of one Private Placement Share and one Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement units. The Private Placement Units (and underlying securities) are identical to the Public Units , except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 27, 2025, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)
4.1	Share Rights Agreement, dated February 27, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.(1)
10.1	Investment Management Trust Agreement, February 27, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.2	Registration Rights Agreement, dated February 27, 2025, by and among the Company and certain security holders.(1)
10.3	Private Placement Units Purchase Agreement, dated February 27, 2025, by and between the Company and the Sponsor.(1)
10.4	Private Placement Units Purchase Agreement, dated February 27, 2025, by and between the Company and Cantor Fitzgerald & Co.(1)
10.5	Letter Agreement, dated February 27, 2025, by and among the Company, its officers, directors, and the Sponsor.(1)
10.6	Form of Indemnity Agreement.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2025 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIFTH ERA ACQUISITION CORP I

Date: May 9, 2025	By:	/s/ Mitchell Mechigian
	Name:	Mitchell Mechigian
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 9, 2025	By:	/s/ Chris Linn
	Name:	Chris Linn
	Title:	Chief Financial Officer
(principal financial and accounting officer)