Form 10-Q
period 2025-06-30
Fifth Era Acquisition Corp I
filed 2025-08-12
CIK 2025401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	FERAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	FERA	The Nasdaq Stock Market LLC
Rights, each Right entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination	FERAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2025, there were 23,600,000 Class A Ordinary Shares, par value $0.0001 per share and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

FIFTH ERA ACQUISITION CORP I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the period from May 22, 2024 (inception) through June 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the period from May 22, 2024 (inception) through June 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the period from May 22, 2024 (inception) through June 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

SIGNATURES		25

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 27, 2025, which we entered into with the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to March 3, 2027 that we have to consummate an initial Business Combination or until such earlier liquidation date as our Board may approve; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Fifth Era Acquisition Corp I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of $10,950,000 to which the underwriters to the Initial Public Offering are entitled, that is payable only upon the completion of our initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 3 , 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 31 2024, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 31, 2025, as amended, and declared effective on February 27, 2025 (File No. 333-284616);

●	“Letter Agreement” are to the Letter Agreement, dated February 27, 2025, which we entered into with our officers, directors and the Sponsor;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together our Ordinary Shares, par value $0.0001 per share;

●	“Option Units” are to the 3,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with Cantor, together;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent Sponsor and/or the members of our Management Team purchase Public Shares, provided that each Sponsor and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 27, 2025, which we entered into with certain security holders;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Fifth Era Acquisition Sponsor I LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 27, 2025, which we entered into with Cantor, as representative of the underwriters of the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED BALANCE SHEETS

JUNE 30, 2025

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets
Cash	$850,918	$—
Prepaid insurance	157,146	—
Prepaid expenses	58,982	—
Total current assets	1,067,046	—
Deferred offering costs	—	164,243
Long-term prepaid insurance	104,764	—
Marketable securities held in Trust Account	233,146,503	—
Total Assets	$234,318,313	$164,243

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,376,426	$6,694
Accrued offering costs	84,295	36,528
IPO Promissory Note – related party	—	172,920
Total current liabilities	1,460,721	216,142
Deferred underwriting fee	10,950,000	—
Total Liabilities	12,410,721	216,142

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares at redemption value of $10.14 and $0.00 per share as of June 30, 2025 and December 31, 2024, respectively	233,146,503	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024, respectively	60	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2025 and December 31, 2024	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(11,239,738)	(76,899)
Total Shareholders’ Deficit	(11,238,911)	(51,899)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$234,318,313	$164,243

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from May 22, 2024 (inception) through June 30, 2024
General and administrative expenses	$1,509,847	$1,629,133	$54,604
Loss from operations	(1,509,847)	(1,629,133)	(54,604)

Other income:
Interest earned on marketable securities held in Trust Account	2,405,626	3,146,503	—

Net income (loss)	$895,779	$1,517,370	$(54,604)

Weighted average shares outstanding, Class A Ordinary Shares	23,600,000	15,516,022	—
Basic and diluted net income (loss) per share, Class A Ordinary Shares	$0.03	$0.07	$—
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	7,324,126	6,666,667
Basic net income (loss) per share, Class B Ordinary Shares	0.03	$0.07	$(0.01)
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	7,666,667	6,666,667
Diluted net income (loss) per share, Class B Ordinary Shares	$0.03	$0.07	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	7,666,667	$767	$24,233	$(76,899)	$(51,899)
Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000
Fair value of rights included in Public Units	—	—	—	—	4,140,000	—	4,140,000
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(295,218)	—	(295,218)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,868,955)	(10,274,583)	(20,143,538)
Net income	—	—	—	—	—	621,591	621,591
Balance – March 31, 2025 (unaudited)	600,000	60	7,666,667	767	—	(9,729,891)	(9,729,064)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,405,626)	(2,405,626)
Net income	—	—	—	—	—	895,779	895,779

Balance – June 30, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(11,239,738)	$(11,238,911)

FOR THE PERIOD FROM MAY 22, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 22, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(54,604)	(54,604)

Balance – June 30, 2024 (unaudited)	—	$—	7,666,667	$767	$24,233	$(54,604)	$(29,604)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2025	For the period from May 22, 2024 (inception) through June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,517,370	$(54,604)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	3,394	41,419
Formation costs applied to prepaid expenses contributed by Sponsor through IPO Promissory Note – related party	—	13,185
Interest earned on marketable securities held in Trust Account	(3,146,503)	—
Changes in operating assets and liabilities:
Prepaid insurance	(104,764)	—
Prepaid expenses	(58,982)	—
Long-term prepaid insurance	(157,146)	—
Accrued offering costs	(6,000)	—
Accounts payable and accrued expenses	1,369,732	—
Net cash used in operating activities	(582,899)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Units	6,000,000	—
Repayment of IPO Promissory Note - related party	(222,141)	—
Payment of offering costs	(344,042)	—
Net cash provided by financing activities	231,433,817	—

Net Change in Cash	850,918	—
Cash – Beginning of period	—	—
Cash – End of period	$850,918	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$84,295	$10,457
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$45,827	$75,900
Deferred underwriting fee payable	$10,950,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 1 — Description of Organization and Business Operations

Fifth Era Acquisition Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on May 22, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from May 22, 2024 (inception) through June 30, 2025, relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 2025, as amended (File No. 333-284616), was declared effective on February 27, 2025 (the “IPO Registration Statement”). On March 3, 2025, the Company consummated the initial public offering of 23,000,000 units (the “Public Units”) at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) of 1,965,000 units (the “Option Units”), generating gross proceeds of $230,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share , par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 600,000 units (the “Private Placement Units” and together with the Public Units, the “Units”), to (i) the Company’s sponsor, Fifth Era Acquisition Sponsor I LLC (the “Sponsor”) and (ii) Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters in the Initial Public Offering, at a price of $10.00 per Private Placement Unit, or $6,000,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Units, the “Rights”).

Transaction costs amounted to $15,557,879, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of Deferred Fee (as defined in Note 6), and $607,879 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Following the closing of the Initial Public Offering, on March 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and are initially invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by March 3 2027, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to (1) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially valued at $10.00 per Public Share.

The Ordinary Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 27, 2025, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares (as defined in Note 4) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor will be able to satisfy those obligations.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2025, the Company had cash of $850,918 and a working capital deficit of $393,675. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of their officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2027. The Company cannot assure its shareholders that its plans to raise capital or to consummate an initial Business Combination will be successful.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the accompanying unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2025. The interim results for the three and six months ended June 30, 2025, and for the period from May 22, 2024 (inception) through June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $850,918 and $0 in cash as of June 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $233,146,503 and $0, respectively, were held in cash invested in U.S. Treasury funds.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights included in the Public Units were accounted for under equity treatment.

Transaction costs amounted to $15,557,879, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of Deferred Fee, and $607,879 of other offering costs.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Class A Redeemable Share Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Class A Ordinary Shares issuance costs	(15,262,661)
Plus:
Remeasurement of carrying value to redemption value	22,549,164
Class A Ordinary Shares subject to possible redemption, June 30, 2025	$233,146,503

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, Class A Ordinary Shares and Class B ordinary shares, par value $0.0001 (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period.

The calculation of diluted net income (loss) per Ordinary Share does not consider the effect of the Rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 600,000 Class A Ordinary Shares in the calculation of diluted income (loss) per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per share Ordinary Share for the three and six months ended June 30, 2025 and for the period from May 22, 2024 (inception) through June 30, 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

The Company has considered the effect of Class B Ordinary Shares that were excluded from weighted average number as they were contingent on the exercise of the Over-Allotment Option (as defined in Note 3). Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025		For the period from May 22, 2024 (inception) through June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$676,132	$219,647	$1,030,797	$486,573	$—	$(54,604)
Denominator:
Weighted-average Ordinary Shares outstanding	23,600,000	7,666,667	15,516,022	7,324,126	—	6,666,667
Basic net income (loss) per common stock	$0.03	$0.03	$0.07	$0.07	$—	$(0.01)

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025		For the period from May 22, 2024 (inception) through June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$676,132	$219,647	$1,015,566	$501,804	$—	$(54,604)
Denominator:
Weighted-average shares outstanding	23,600,000	7,666,667	15,516,022	7,666,667	—	6,666,667
Diluted net income (loss) per common stock	$0.03	$0.03	$0.07	$0.07	$—	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, on March 3, 2025, the Company sold 23,000,000 Public Units, which includes a full exercise by the underwriters of their Over-Allotment Option amounting to 3,000,000 Option Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Separate Trading of Public Share and Public Right

On April 16, 2025, the Company announced that, commencing on April 21, 2025, the holders of Public Units, each Public Unit consisting of one Public Share and one Public Right, may elect to separately trade the Public Shares and the Public Rights included in the Public Units. Any Public Units not separated will continue to trade on the Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “FERAU.” The Public Shares and the Public Rights now trade on the Global Market tier of the Nasdaq under the symbols “FERA” and “FERAR,” respectively. Holders of Public Units will need to have their brokers contact Continental, the Company’s transfer agent, in order to separate the Public Units into Public Share and Public Rights.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination. Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

Note 5 — Related Party Transactions

Founder Shares

On May 22, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per Class B Ordinary Share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B Ordinary Shares, to the Sponsor (the “Founder Shares”). In December 2024, the Company effected a share dividend of 0.33 shares for each Class B Ordinary Share outstanding, resulting in holder of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) holding an aggregate of 7,666,667 Founder Shares. The Founder Shares included an aggregate of up to 1,000,000 shares that were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On March 3, 2025, the Over-Allotment Option was exercised in full as part of the closing of the Initial Public Offering. As such, those 1,000,000 Founder Shares are no longer subject to forfeiture.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (x) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the Company consummates a transaction after the initial Business Combination that results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. On March 3, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $222,141. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

The Company paid the Sponsor an amount of $21,550 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. Subsequently, on March 6, 2025, the Sponsor repaid the Company a total of $21,550. As of June 30, 2025 and December 31, 2024, there were no outstanding amounts due from the Sponsor.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement with the managing member of the Sponsor, commencing on February 27, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services. For the three and six months ended June 30, 2025, the Company incurred $45,000 and $61,071, respectively, in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets. For the period from May 22, 2024 (inception) through June 30, 2024, no fees were incurred for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Units (and its component securities) and (iii) units (and its component securities) that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated February 27, 2025. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On March 3, 2025, the underwriters elected to fully exercise the Over-Allotment Option to purchase an additional 3,000,000 Option Units at a price of $10.00 per Option Unit.

The underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units, excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option), which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting fee of 4.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account (excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option) and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated February 27, 2025 by and between the Company and Cantor.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Advisory Agreement

On May 27, 2025, the Company engaged an advisor to act as its capital markets advisor in connection to a Business Combination (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Company shall pay the advisor a non-refundable cash fee equal to 5.0% of the aggregate maximum gross proceeds received or receivable by the Company in connection with a financing transaction, including any aggregate amounts committed by investors to purchase equity securities, whether or not all equity securities are issued at the closing of such financing. However, in no event shall the aggregate aforementioned financing fee payable by the Company to the advisor be less than $3,000,000 in cash.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Public Shares subject to possible redemption. At December 31, 2024, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold it the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Holders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-tenth (1/10) of one Ordinary Share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level	June 30, 2025
Assets:
Marketable securities held in Trust Account	1	$233,146,503

	Level	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$—

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The fair value of the Public Rights issued in the Initial Public Offering is $4,140,000, or $0.18 per Public Right. The fair value of the Public Rights was determined using a discounted cash-flow model. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights issued in the Initial Public Offering:

March 3, 2025
Traded price of Unit	$10.01
Expected term to De-SPAC (years)	2.0
Probability of De-SPAC and instrument-specific market adjustment	17.9%
Risk-free rate (continuous)	3.92%

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the company’s Chief Operating Decision Maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM, has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30,	December 31,
	2025	2024
Marketable securities held in Trust Account	$233,146,503	$—
Cash	$850,918	$—

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from May 22, 2024 (inception) through June 30, 2024
General and administrative expenses	$1,509,847	$1,629,133	$54,604
Interest earned on marketable securities held in Trust Account	$2,405,626	$3,146,503	$—

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of interest expense on marketable securities held in Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a blank check company incorporated in the Cayman Islands on May 22, 2024, formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, our securities, debt, or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 22, 2024 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $895,779, which consists of interest income on marketable securities held in the Trust Account of $2,405,626, partially offset by operating costs of $1,509,847.

For the six months ended June 30, 2025, we had a net income of $1,517,370, which consists of interest income on marketable securities held in the Trust Account of $3,146,503, partially offset by operating costs of $1,629,133.

For the period from May 22, 2024 (inception) through June 30, 2024, we had a net loss of $54,604 which primarily consist of operating costs.

Liquidity, Capital Resources and Going Concern

On March 3, 2025, we consummated the Initial Public Offering of 23,000,000 Public Units, which includes the full exercise by the underwriters of their Over-Allotment Option in the amount of 3,000,000 Option Units, at $10.00 per Public Unit. The Public Units consist of one Public Share and one Public Right, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, and Cantor, the representative of the underwriters, generating gross proceeds of $6,000,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right.

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred fees of $15,557,879, consisting of $4,000,000 of cash underwriting fee, $10,950,000 of Deferred Fee, and $607,879 of other offering costs.

For the six months ended June 30, 2025, cash used in operating activities was $582,899. Net income of $1,517,370 was affected by interest earned on marketable securities held in the Trust Account of $3,146,503 and payment of operation costs through promissory note of $3,394. Changes in operating assets and liabilities provided $1,042,840 of cash for operating activities.

For the period from May 22, 2024 (inception) through June 30, 2024, cash used in operating activities was $0. Net loss of $54,604 was affected by payment of operation costs through the IPO Promissory Note of $41,419 and formation costs applied to prepaid expenses contributed by the Sponsor through the IPO Promissory Note of $13,185. Changes in operating assets and liabilities used $0 of cash for operating activities.

As of June 30, 2025, we had marketable securities held in the Trust Account of $233,146,503 (including approximately $3,146,503 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $850,918 and a working capital deficit of $393,675. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. On March 3, 2025, we repaid the total outstanding balance of the IPO Promissory Note amounting to $222,141. Borrowings under the IPO Promissory Note are no longer available.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 3, 2027. We cannot assure our shareholders that our plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the managing member of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services pursuant to the Administrative Services Agreement. We began incurring these fees on February 27, 2025, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2025, we incurred $45,000 and $61,071, respectively, in fees for these services, of which such amount is included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”. For the period from May 22, 2024 (inception) through June 30, 2024, no fees were incurred for these services.

Underwriting Agreement

The underwriters of the Initial Public Offering were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering, excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option), which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to the Deferred Fee of 4.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account (excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option) and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Advisory Agreement

On May 27, 2025, we engaged an advisor to act as its capital markets advisor in connection to a Business Combination. Pursuant to such agreement, we shall pay the advisor a non-refundable cash fee equal to 5.0% of the aggregate maximum gross proceeds received or receivable by us in connection with a financing transaction, including any aggregate amounts committed by investors to purchase equity securities, whether or not all equity securities are issued at the closing of such financing. However, in no event shall the aggregate aforementioned financing fee payable by us to the advisor be less than $3,000,000 in cash.

Critical Accounting Estimates and Policies

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible conversion in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of Ordinary Shares, our Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period.

Recent Accounting Standards

Management does not believe that any issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, and (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 9, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before March 3, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by February 27, 2028. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on February 27, 2025, and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until March 3, 2027, to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to February 27, 2028 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one Public Right. Of the proceeds we received from the Initial Public Offering and the Private Placement, $230,000,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.14 per Public Share as of June 30, 2025 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) Letter Agreement, (iii) the Registration Rights Agreement, (iv) the Private Placement Units Purchase Agreements and (v) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Sponsor to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering on March 3, 2025, and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 600,000 Private Placement Units to the Sponsor and Cantor, the underwriter of the Initial Public Offering, in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,000,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right. Of these 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. However, on March 3, 2025, we consummated our Initial Public Offering of 23,000,000 Public Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share, and one Public Right, which grants each holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination.

The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $230,000,000. Cantor acted as sole book runner and representative of the several underwriters of the Initial Public Offering. Simultaneously with the consummation of our Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 600,000 Private Placement Units at a purchase price of $10.00 per Private Placement 600,000, to our Sponsor and Cantor, generating gross proceeds of $6,000,000.

Following the closing of our Initial Public Offering and the Private Placement, a total of $230,000,000 (which amount includes the Deferred Fee of $10,950,000) was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

On April 16, 2025, we announced that, commencing on April 21, 2025, the holders of Public Units, each Public Unit consisting of one Public Share and one Public Right, may elect to separately trade the Public Shares and the Public Rights included in the Public Units. Any Public Units not separated will continue to trade on the Global Market tier of Nasdaq under the symbol “FERAU.” The Public Shares and the Public Rights now trade on the Global Market tier of the Nasdaq under the symbols “FERA” and “FERAR,” respectively. Holders of Public Units will need to have their brokers contact Continental, our transfer agent, in order to separate the Public Units into Public Share and Public Rights.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Administrative Services Agreement, dated February 27, 2025, by and between the Company and Fifth Era Management Sponsor I LLC.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIFTH ERA ACQUISITION CORP I

Date: August 12, 2025	By:	/s/ Mitchell Mechigian
	Name:	Mitchell Mechigian
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Chris Linn
	Name:	Chris Linn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)