Form 10-Q
period 2025-09-30
Fifth Era Acquisition Corp I
filed 2025-11-12
CIK 2025401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	FERAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	FERA	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination	FERAR	The Nasdaq Stock Market LLC

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

As of November 12, 2025, there were 23,600,000 Class A Ordinary Shares, par value $0.0001 per share and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

FIFTH ERA ACQUISITION CORP I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the (i) Three Months Ended September 30, 2025 and 2024, (ii) Nine Months Ended September 30, 2025 and (iii) Period from May 22, 2025 (Inception) Through September 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the (i) Three and Nine Months Ended September 30, 2025, (ii) Three Months Ended September 30, 2024 and (iii) Period from May 22, 2025 (Inception) Through September 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the (i) Nine Months Ended September 30, 2025 and (ii) Period from May 22, 2025 (Inception) Through September 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Mine Safety Disclosures.	25

Item 5.	Other Information.	25

Item 6.	Exhibits.	25

SIGNATURES		26

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 27, 2025, which we entered into with the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to March 3, 2027 (or such earlier date as determined by the Board) that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Fifth Era Acquisition Corp I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Underwriting Fee” are to the additional fee of $10,950,000 to which the Underwriters are entitled, that is payable only upon the completion of our initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 3 , 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 31 2024, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 31, 2025, as amended, and declared effective on February 27, 2025 (File No. 333-284616);

●	“Letter Agreement” are to the Letter Agreement, dated February 27, 2025, which we entered into with our Sponsor and our officers and directors;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with Cantor, together;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 27, 2025, which we entered into with our Sponsor and certain security holders;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Fifth Era Acquisition Sponsor I LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 27, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets
Cash	$667,204	$—
Prepaid insurance	157,146	—
Prepaid expenses	33,676	—
Total current assets	858,026	—
Deferred offering costs	—	164,243
Long-term prepaid insurance	65,478	—
Marketable securities held in Trust Account	235,582,297	—
Total Assets	$236,505,801	$164,243

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,644,201	$6,694
Accrued offering costs	75,000	36,528
IPO Promissory Note – related party	—	172,920
Total current liabilities	2,719,201	216,142
Deferred Underwriting Fee	10,950,000	—
Total Liabilities	13,669,201	216,142

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares at redemption value of $10.24 and $0.00 per share as of September 30, 2025 and December 31, 2024, respectively	235,582,297	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	60	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2025 and December 31, 2024	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(12,746,524)	(76,899)
Total Shareholders’ Deficit	(12,745,697)	(51,899)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,505,801	$164,243

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from May 22, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative expenses	$1,506,786	$—	$3,135,919	$54,604
Loss from operations	(1,506,786)	—	(3,135,919)	(54,604)

Other income:
Interest earned on marketable securities held in Trust Account	2,435,794	—	5,582,297	—

Net income (loss)	$929,008	$—	$2,446,378	$(54,604)

Weighted average shares outstanding, Class A Ordinary Shares	23,600,000	—	18,240,293	—
Basic net income (loss) per share, Class A Ordinary Shares	$0.03	$—	$0.10	$—
Weighted average shares outstanding, Class A Ordinary Shares	23,600,000	—	18,240,293	—
Diluted net income (loss) per share, Class A Ordinary Shares	$0.03	$—	$0.09	$—
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	6,666,667	7,439,561	6,666,667
Basic net income (loss) per share, Class B Ordinary Shares	$0.03	$—	$0.10	$(0.01)
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	6,666,667	7,666,667	6,666,667
Diluted net income (loss) per share, Class B Ordinary Shares	$0.03	$—	$0.09	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	7,666,667	$767	$24,233	$(76,899)	$(51,899)
Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000
Fair value of rights included in Public Units	—	—	—	—	4,140,000	—	4,140,000
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(295,218)	—	(295,218)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,868,955)	(10,274,583)	(20,143,538)
Net income	—	—	—	—	—	621,591	621,591
Balance – March 31, 2025 (unaudited)	600,000	60	7,666,667	767	—	(9,729,891)	(9,729,064)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,405,626)	(2,405,626)
Net income	—	—	—	—	—	895,779	895,779
Balance – June 30, 2025 (unaudited)	600,000	60	7,666,667	767	—	(11,239,738)	(11,238,911)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,435,794)	(2,435,794)
Net income	—	—	—	—	—	929,008	929,008

Balance – September 30, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(12,746,524)	$(12,745,697)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM MAY 22, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 22, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(54,604)	(54,604)

Balance – June 30, 2024 and September 30, 2024 (unaudited)	—	$—	7,666,667	$767	$24,233	$(54,604)	$(29,604)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Period from May 22, 2024 (Inception) Through September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$2,446,378	$(54,604)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	3,394	41,419
Formation costs applied to prepaid expenses contributed by Sponsor through IPO Promissory Note – related party	—	13,185
Interest earned on marketable securities held in Trust Account	(5,582,297)	—
Changes in operating assets and liabilities:
Prepaid insurance	(157,146)	—
Prepaid expenses	(33,676)	—
Long-term prepaid insurance	(65,478)	—
Accrued offering costs	(15,295)	—
Accounts payable and accrued expenses	2,637,507	—
Net cash used in operating activities	(766,613)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Units	6,000,000	—
Repayment of IPO Promissory Note - related party	(222,141)	—
Payment of offering costs	(344,042)	—
Net cash provided by financing activities	231,433,817	—

Net Change in Cash	667,204	—
Cash – Beginning of period	—	—
Cash – End of period	$667,204	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$10,457
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$45,827	$80,900
Deferred Underwriting Fee payable	$10,950,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from May 22, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 2025, as amended (File No. 333-284616), was declared effective on February 27, 2025 (the “IPO Registration Statement”). On March 3, 2025, the Company consummated the initial public offering of 23,000,000 units (the “Public Units”) at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) of 1,965,000 units (the “Option Units”), generating gross proceeds of $230,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 600,000 units (the “Private Placement Units” and together with the Public Units, the “Units”), to (i) the Company’s sponsor, Fifth Era Acquisition Sponsor I LLC (the “Sponsor”) and (ii) Cantor Fitzgerald & Co. (“Cantor”), the representative of the underwriters in the Initial Public Offering, at a price of $10.00 per Private Placement Unit, or $6,000,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

Transaction costs amounted to $15,557,879, consisting of $4,000,000 of cash underwriting fee, the Deferred Underwriting Fee (as defined in Note 6) of $10,950,000, and $607,879 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Underwriting Fee held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on March 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account are initially invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by March 3 2027, or such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was valued at $10.24 per Public Share as of September 30, 2025.

The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will, as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 27, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor will be able to satisfy those obligations.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2025, the Company had cash of $667,204 and a working capital deficit of $1,861,175. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of their officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2027. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2025. The interim results for the (i) three and nine months ended September 30, 2025, (ii) three months ended September 30, 2024 and (iii) period from May 22, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $667,204 and $0 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Marketable Securities Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $235,582,297 and $0, respectively, were held in cash invested in U.S. Treasury funds.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights and Private Placement Rights were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights and Private Placement Rights were accounted for under equity treatment.

Transaction costs amounted to $15,557,879, consisting of $4,000,000 of cash underwriting fee, the Deferred Underwriting Fee of $10,950,000, and $607,879 of other offering costs.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Redeemable Class A Ordinary Shares Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Class A Ordinary Shares issuance costs	(15,262,661)
Plus:
Remeasurement of carrying value to redemption value	24,984,958
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$235,582,297

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

The calculation of diluted net income (loss) per Ordinary Share does not consider the effect of the Rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 600,000 Class A Ordinary Shares in the calculation of diluted income (loss) per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per share Ordinary Share for the three and nine months ended September 30, 2025 and for the period from May 22, 2024 (inception) through September 30, 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

The Company has considered the effect of Class B Ordinary Shares that were excluded from weighted average number as they were contingent on the exercise of the Over-Allotment Option. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the period from May 22, 2024 (inception) through September 30, 2024
	2025		2024		2025		2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$701,213	$227,795	$—	$—	$1,737,652	$708,726	$—	$(54,604)
Denominator:
Weighted-average Ordinary Shares outstanding	23,600,000	7,666,667	—	6,666,667	18,240,293	7,439,561	—	6,666,667
Basic net income (loss) per Ordinary Share	$0.03	$0.03	$—	$—	$0.10	$0.10	$—	$(0.01)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the period from May 22, 2024 (inception) through September 30, 2024
	2025		2024		2025		2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$701,213	$227,795	$—	$—	$1,722,419	$723,959	$—	$(54,604)
Denominator:
Weighted-average Ordinary Shares outstanding	23,600,000	7,666,667	—	—	18,240,293	7,666,667	—	6,666,667
Diluted net income (loss) per Ordinary Share	$0.03	$0.03	$—	$—	$0.09	$0.09	$—	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering, on March 3, 2025, the Company sold 23,000,000 Public Units, which includes a full exercise by the Underwriters of their Over-Allotment Option amounting to 3,000,000 Option Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination. Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

Note 5 — Related Party Transactions

Founder Shares

On May 22, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per Class B Ordinary Share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor (such shares, the “Founder Shares”). In December 2024, the Company effected a share dividend of 0.33 shares for each Class B Ordinary Share outstanding, resulting in holders of the Founder Shares prior to the Initial Public Offering holding an aggregate of 7,666,667 Founder Shares. The Founder Shares included an aggregate of up to 1,000,000 Class B Ordinary Shares that were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On March 3, 2025, the Over-Allotment Option was exercised in full as part of the closing of the Initial Public Offering. As such, those 1,000,000 Founder Shares are no longer subject to forfeiture. On September 15, 2025, the Sponsor and Mitchell Mechigian, the Company’s Chief Executive Officer, entered into a Securities Assignment Agreement, pursuant to which, the Sponsor transferred to Mr. Mechigian an aggregate of 922,313 Class B Ordinary Shares. The Class B Ordinary Shares transferred to Mr. Mechigian were previously held by him indirectly through Fifth Era Management Sponsor LLC, the managing member of the Sponsor.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to many limitations on the Founder Shares (see Note 1), (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company’s amended and restated memorandum and articles of association, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors or (y) continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

Due from Sponsor

The Company paid the Sponsor an amount of $21,550 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. Subsequently, on March 6, 2025, the Sponsor repaid the Company a total of $21,550. As of September 30, 2025 and December 31, 2024, there were no outstanding amounts due from the Sponsor.

Administrative Services Agreement

The Company entered into an agreement with the managing member of the Sponsor, commencing on February 27, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the managing member of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services (the “Administrative Services Agreement”). For the three and nine months ended September 30, 2025, the Company incurred $45,000 and $106,071, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which such amount is included in accrued expenses in the accompanying condensed balance sheets. For the period from May 22, 2024 (inception) through September 30, 2024, no fees were incurred for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Units (and their component securities) and (iii) units (and their component securities) that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated February 27, 2025, by and among the Company and certain security holders. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units, excluding any proceeds from the exercise of the Over-Allotment Option), which was paid upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting fee of 4.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account (excluding any proceeds from the exercise of the Over-Allotment Option) and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated February 27, 2025 by and between the Company and Cantor (such fee, the “Deferred Underwriting Fee”).

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Public Shares subject to possible redemption. At December 31, 2024, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares and the Class A Ordinary Shares underlying the Private Placement Rights), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level	September 30, 2025
Assets:
Marketable securities held in Trust Account	1	$235,582,297

	Level	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$—

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed statements of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	September 30,	December 31,
	2025	2024
Marketable securities held in Trust Account	$235,582,297	$—
Cash	$667,204	$—

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from May 22, 2024 (inception) through September 30,
	2025	2024	2025	2024
General and administrative expenses	$1,506,786	$—	$3,135,919	$54,604
Interest earned on marketable securities held in Trust Account	$2,435,794	$—	$5,582,297	$—

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of interest expense on marketable securities held in Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated February 27, 2025, by and between the Company and Continental.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on May 22, 2024, formed for the purpose of effecting a Business Combination. Our Sponsor is Fifth Era Acquisition Sponsor I LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on technology enabled businesses in a diverse range of areas including, internet, enterprise technology, software, including artificial intelligence, fintech, and blockchain. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

Our IPO Registration Statement became effective on February 27, 2025. On March 3, 2025, we consummated our Initial Public Offering of 23,000,000 Public Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-tenth of one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 600,000 Private Placement Units to the Sponsor and Cantor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,000,000. Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until March 3, 2027 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 22, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $929,008, which consists of interest income on marketable securities held in the Trust Account of $2,435,794, partially offset by operating costs of $1,506,786.

For the nine months ended September 30, 2025, we had a net income of $2,446,378, which consists of interest income on marketable securities held in the Trust Account of $5,582,297, partially offset by operating costs of $3,135,919.

For the period from May 22, 2024 (inception) through September 30, 2024, we had a net loss of $54,604 which primarily consist of operating costs.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred fees of $15,557,879, consisting of $4,000,000 of cash underwriting fee, the Deferred Underwriting Fee of $10,950,000, and $607,879 of other offering costs.

For the nine months ended September 30, 2025, cash used in operating activities was $766,613. Net income of $2,446,378 was affected by interest earned on marketable securities held in the Trust Account of $5,582,297 and payment of operation costs through the IPO Promissory Note of $3,394. Changes in operating assets and liabilities provided $2,365,912 of cash for operating activities.

For the period from May 22, 2024 (inception) through September 30, 2024, cash used in operating activities was $0. Net loss of $54,604 was affected by payment of operation costs through the IPO Promissory Note of $41,419 and formation costs applied to prepaid expenses contributed by the Sponsor through the IPO Promissory Note of $13,185. Changes in operating assets and liabilities used $0 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of approximately $235,582,297 (including approximately $5,582,297 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which intertest shall be net of taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we had cash of $667,204 and a working capital deficit of $1,861,175. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loans of $222,141 were fully repaid upon the consummation of our Initial Public Offering on March 3, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

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

Going Concern

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 27, 2025, and until the completion of our Business Combination or liquidation, we reimburse the managing member of our Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2025, we incurred $45,000 and $106,071, respectively, in fees for these services, of which such amount is included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”. For the period from May 22, 2024 (inception) through September 30, 2024, no fees were incurred for these services.

Underwriting Agreement

The Underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering, excluding any proceeds from the exercise of the Over-Allotment Option), which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to the Deferred Underwriting Fee of 4.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of our initial Business Combination (excluding any proceeds from Option Units sold pursuant to the Over-Allotment Option) and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination pursuant to the terms of the Underwriting Agreement.

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

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

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets included in this Report under Item 1. “Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our(i) IPO Registration Statement, and (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, as filed with the SEC on May 9, 2025 and August 12, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering on March 3, 2025, and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 600,000 Private Placement Units to the Sponsor and Cantor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,000,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right. Of these 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 12, 2025.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

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

FIFTH ERA ACQUISITION CORP I

Dated: November 12, 2025	By:	/s/ Mitchell Mechigian
	Name:	Mitchell Mechigian
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ Chris Linn
	Name:	Chris Linn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)