Form 10-K
period 2025-12-31
Fifth Era Acquisition Corp I
filed 2026-03-31
CIK 2025401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No.: 001-42539

FIFTH ERA ACQUISITION CORP. I

(Exact name of registrant as specified in its charter)

Cayman Islands	36-5108801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box #1093, Boundary Hall

Cricket Square, Grand Cayman

KY1-1102, Cayman Islands

(Address of Principal Executive Offices)

(310) 545-9265

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	FERAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	FERA	The Nasdaq Stock Market LLC
Right, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination	FERAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by an of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A Ordinary Shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $235,683,000.

As of March 31, 2026, 23,600,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, were issued and outstanding, respectively.

FIFTH ERA ACQUISITION CORP. I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our being a company with no operating history and no operating revenues;

●	our expectations around the performance of the prospective target business or businesses;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including our ability to satisfy applicable closing conditions;

●	our pool of prospective target businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the ability of our directors and officers to generate potential business combination opportunities;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our ability to consummate an initial business combination due to the uncertainty resulting from significant events, such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the sufficiency of and use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our ability to continue as a going concern; and

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Risk Factor Summary

Below is a summary of the principal factors that make an investment in Fifth Era Acquisition Corp. I speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in the section below titled “Risk Factors.”. An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described in this summary together with the other information contained in this Report. The occurrence of one or more of the events or circumstances described below and in the “Risk Factors” section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Initial Business Combination and Operations

In order to carry out our initial business combination we may not seek shareholder approval and the rights of our shareholders may be limited in terms of their ability to exercise redemptions rights. Our ability to complete our initial business combination is subject to regulatory, political, economic, financial, statutory, conflicts of interest, and other risks, and we may be unable to complete our initial business combination within our deadline. The funds available for distribution in our trust account may become. Details of specific risks relating to our initial business combination and our operations are described below.

Risks Relating to the Post-Business Combination Company

Subsequent to our initial business combination we may face risks such as those related to our management team and changes in taxation due to the new structure or due to our management’s inability to maintain control of a target business. Details of specific risks relating to our post-business combination are described below.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

Effecting our initial business combination with a company outside of the United States would subject us to a number of risks, including, among others, risks associated with reincorporating in another jurisdiction, risks of additional tax exposure, changing laws and regulations regarding regulatory matters, corporate governance, and public disclosure, and exchange and currency rate fluctuations. Details of specific risks relating to our acquiring and operating a business in foreign countries are described below.

Risks Relating to our Management Team

We depend upon the time and expertise of our key personnel to effectuate our initial business combination, and the loss of time or any loss in our key personnel could negatively impact our operations and the profitability of our post-combination business. Our officers and directors presently have, and any of them in the future may have additional obligations with other companies or a target business or other pecuniary interests that may create conflicts of interest. Details of specific risks relating to our management team are described below.

Risks Relating to our Securities

Our ordinary shares are subject to a significant number of external and internal risks. The market price of our ordinary shares is unpredictable and may be volatile and Nasdaq may delist our securities from trading. Because we are a incorporated in the Cayman Islands, our shareholders may not have the same rights as shareholders in a U.S. corporation may have. In addition, our shareholders may not be able to bring suit against us or enforce a judgement obtained in the U.S. against us since our offices and the majority of our assets are located outside of the U.S. Provisions of our organizing documents may inhibit a corporate takeover. Details of specific risks relating to our securities are described below.

General Risk Factors

We are exposed to a number of external and internal risks, including regulatory, statutory, operational, taxation, technical, environmental, and political risks, developments and regulations that may impact and/or disrupt our business. We are a blank check company with no operating history and no revenues. We are also both an emerging growth company and smaller reporting company, and thus we are exempted from certain disclosure requirements. Details of general risks to us are described in more detail below under “Risk Factors.”

iii

PART I.

References in this Annual Report on Form 10-K, or this Annual Report, to “we,” “us,” “our” or the “Company” are to Fifth Era Acquisition Corp. I, a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Fifth Era Acquisition Sponsor I LLC, a Delaware limited liability company. References to our “Founder Shares” refer to (i) our Class B Ordinary Shares, par value $0.0001 per share, or Class B Ordinary Shares, initially purchased by our Sponsor prior to the IPO (defined below) and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our business combination or (y) earlier at the option of the holders thereof, as described herein.

ITEM 1. BUSINESS.

Overview

We are a blank check company incorporated on May 22, 2024, as a Cayman Islands exempted company, for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, or the business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. While we may pursue an initial business combination in any business or industry, we expect to focus on a target in industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on technology enabled businesses in a diverse range of areas including internet, enterprise technology, software, including artificial intelligence, fintech and blockchain.

On March 3, 2025, we consummated our IPO of 23,000,000 Units, or the Units, including the exercise in full by the underwriters of an option to purchase 3,000,000 Units at the offering price to cover over-allotments. We sold the Units at a price of $10.00 per Unit, generating gross proceeds to us of $230,000,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share, or the Class A Ordinary Shares, and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial business combination, or each, a Share Right. Throughout this annual report we refer to the Class A Ordinary Shares sold as part of Units sold in our IPO as the “Public Shares” and the holders of the Public Shares as the “Public Shareholders.”

Simultaneously with the consummation of the closing of our IPO, we consummated a private placement, or the Private Placement, of an aggregate of 600,000 Units, each, a Private Placement Unit and collectively, the Private Placement Units, at a price of $10.00 per Private Placement Unit with the Sponsor and the placement agent, Cantor Fitzgerald & Co., or Cantor.

A total of $230,000,000 of the proceeds from the IPO and the sale of the Private Placement Units (which amount includes $10,950,000 of the underwriters’ deferred underwriting commissions), was placed in a U.S.-based Trust Account, or the Trust Account, maintained by Continental Stock Transfer & Trust Company, acting as trustee, with the remaining $1,250,000 of proceeds from the Private Placement Units going to our working capital account. Except with respect to interest earned on the funds in the Trust Account that may be released to us to pay taxes and up to $100,000 for winding up and dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial business combination, (ii) the redemption of our Public Shares if we are unable to complete our initial business combination within 24 months from the closing of the IPO (or by such earlier liquidation date as our board of directors may approve), subject to applicable law, and (iii) the redemption of our Public Shares properly submitted in connection with a shareholder vote to our amended and restated memorandum and articles of association, or the Articles, to modify the substance or timing of its obligation to redeem 100% of the Public Shares if it has not consummated an initial business combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that we will be able to complete a business combination successfully. The Nasdaq Stock Market LLC listing rules, or the Nasdaq rules, provide that the initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the Trust Account (excluding deferred underwriting costs and taxes payable on the income earned on the Trust Account) at the time we sign a definitive agreement to enter into a business combination. We will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, or the Investment Company Act.

We intend to effectuate a business combination using the proceeds from the IPO and Private Placement and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a business combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. Our entire activity since inception through December 31, 2025 related to our formation, the IPO, and following the closing of the IPO, the search for a prospective initial business combination, including due diligence and negotiations undertaken with respect to potential business combination targets. We are a “shell company” as defined under the Exchange Act of 1934, or the Exchange Act, because we have no operations and nominal assets consisting almost entirely of cash.

Effecting a Business Combination

We have a deadline of March 3, 2027 to complete a business combination, or, as it may be extended, the Combination Deadline. If we are unable to complete a business combination by the Combination Deadline, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Share Rights, which will expire worthless if we fail to complete a business combination by the Combination Deadline.

We will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of our initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we pay to the underwriters of the IPO. Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with us where we do not survive, and any transactions where we issue more than 20% of the outstanding ordinary shares or seek to amend its memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

Business Strategy and Competitive Strengths

Our business strategy is to identify and complete our initial business combination with a company that our management and board believes has compelling potential for value creation. Given the reputation, experience and track record of our management team and board of directors, we believe that we are well-positioned to identify unique opportunities within our targeted sectors. Our selection process will leverage our relationships and involve venture capitalists, private equity and growth equity funds, as well as the deep network of our team and board of directors within the technology industry, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets.

Specifically, our unique and superior ability to source and attract business combination targets comes from our management team’s:

●	Deep and global base of relationships among the leading industry venture capital firms, executives, press, and bankers.

●	Immersion in the Internet and blockchain ecosystem, including with founders, CEOs and management teams of many unicorns and emerging unicorns.

●	Globally recognized positions as thought leaders in the Internet, enterprise technology, software, fintech, blockchain and financial services sectors.

●	Unique collection of deal-sourcing assets, including the Blockchain Coinvestors Funds, direct investments and advisory work.

●	Track record of leading, managing or supporting investments in companies to accelerate their growth and maturation, including venture-based investments led by our team.

●	Deep and prolific experience in helping private companies prepare and manage the transition to the public markets.

●	Demonstrated ability to develop and grow companies, both organically and through strategic transactions and acquisitions, and expanding the product range and geographic footprint of a number of target businesses.

●	Sustained expertise in working with key US and European regulators and in managing highly regulated entities in the United States and Europe.

Numerous other examples can be drawn from our management team’s business strategy experience, including as senior partners of some of the world’s leading strategy consulting firms serving high-profile multinational corporations.

Market Opportunity and Investment Thesis

The Fifth Era refers to a new era of human activity driven by technological advancements and disruptive innovations. It is characterized by the convergence of various compounding innovations, such as the internet, enterprise technology and software, including artificial intelligence, fintech, blockchain, the internet of things, 3D manufacturing, augmented reality, clean energy technologies, gene-editing and personalized medicine. The Fifth Era represents a new phase of human activity that we believe has the potential to reshape various aspects of society and create new opportunities for wealth creation. The world is currently in a time of unprecedented change and opportunity, where traditional assumptions and processes are being challenged and disrupted. We expect the Fifth Era to bring about significant advancements in finance, all forms of commerce, healthcare, agriculture, energy, among other areas, and will continue to shape the future of humankind.

Within the broader context of the transformational trend impacting many industries, we observe the following key developments that are accelerating the pace of disruption and fostering an asymmetric investment opportunity:

1.	Disruptive Innovation Leadership: Companies leveraging cutting-edge technologies like the Internet, distributed ledger technology (blockchain), advanced software, including artificial intelligence, we believe could drive unprecedented industry transformations, positioning themselves as leaders in the new era.

2.	Internet Advancement: Companies driving the next phase of advancement of the Internet we believe will capture enormous value. Foremost among them may be those digital finance companies extending the digitalization of communications and commerce to the digitalization of the world’s commerce.

3.	Consumer and Market Demand: A potential rise in consumer and enterprise demand for advanced, efficient and personalized solutions could drive the adoption of Fifth Era technologies, creating lucrative markets for companies at the forefront of these innovations.

4.	Digital Natives and Digitalization: The increasing importance of the digital natives, now expected to be 60% of the world’s population, is creating robust demand for digitalized enterprise and consumer applications, fostering growth opportunities for companies that specialize in these technologies and build upon them.

5.	Infrastructure Investments: Significant capital investments by governments, financial institutions, and enterprises into developing digital-native infrastructure is creating a strong foundation for future growth.

6.	Public Market Potential: We believe that many private companies in the Fifth Era could benefit from the public markets, which would provide wider access to capital and accelerate their growth trajectories.

7.	Strategic Consolidations: We believe that opportunities for vertical and horizontal consolidations among public Fifth Era companies can catalyze further growth, leveraging synergies and expanding market reach.

The founders and management team of our Sponsor have led, managed or supported investments in more than 1,000 innovative companies including 80 unicorns and are uniquely positioned to leverage their network of founders, technologists and investors to secure access to attractive opportunities.

Business Combination Criteria

We will not limit our business combination criteria to a particular industry or geographic sector. However, given the experience and expertise of our management team and board, we intend to focus our search on companies in areas including Internet, enterprise technology, software, including artificial intelligence, fintech, and blockchain, and with an enterprise value of approximately $1.0 billion to $3.0 billion, although we may find a deal below or above that range.

We believe the following general criteria and guidelines are important in evaluating prospective target businesses, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

●	Leading technology-enabled company with compelling growth prospects. We will focus on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential.

●	Industry disruptors. We will seek to identify businesses that are leveraging technology to disrupt their respective industries.

●	Benefit from access to public markets. We intend to pursue a company that will benefit from having public markets available to enhance their ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen their balance sheet.

●	Strong management teams. We will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or build the team over time if needed.

●	Proven products and revenue. We will seek to identify businesses that we believe have market-proven products or service and revenue, and that are reinvesting cash flow to propel growth.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Moreover, depending on, among other factors, the valuation of our business combination target company, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described herein, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination.

We may raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our IPO. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Other Considerations

Members of our management team and board of directors may, directly or indirectly, own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the Founder Shares were purchased at approximately $0.004 per share, the holders of our Founder Shares (including our management team that directly or indirectly own Founder Shares) could make a substantial profit after our initial business combination even if our Public Shareholders lose money on their investment as a result of a decrease in the post-combination value of their ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The Nasdaq rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account). We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal, with respect to the satisfaction of such criteria. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary and contractual duties to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which the officer or director has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, the officer or director will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our shareholders, and no waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-business combination.

Our founders, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not believe, however, that any such potential conflicts would materially affect our ability to complete our initial business combination.

Employees

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of Exchange Act with the SEC. Our website provides additional information about us. Our website address is www.feac1.com. Information contained on or accessible through our website is not a part of this report.

 ITEM 1.A. RISK FACTORS.

Risks Relating to our Initial Business Combination and Operations

Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares, which hold approximately 25.7% of our issued and outstanding ordinary shares, will participate in the vote on such approval, which means we may complete our initial business combination even though a majority of our Public Shareholders do not support such a combination. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of transaction.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor, regardless of how our Public Shareholders vote.

The holders of our Founder Shares, our initial shareholders, own approximately 25.7% of our issued and outstanding ordinary shares.

Our initial shareholders and management team also may from time to time purchase Class A Ordinary Shares prior to our initial business combination. Our Articles provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting.

In addition to our initial shareholders’ Founder Shares and Class A Ordinary Shares underlying the Private Placement Units, we would need approximately 7,586,667, or approximately 33%, of the 23,000,000 Public Shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved by an ordinary resolution, assuming all outstanding shares are voted, and the parties to the Letter Agreement (as defined below) do not acquire any Class A Ordinary Shares.

However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of which notice specifying the intention to propose the resolution as a special resolution has been duly given, we would need approximately 12,797,778 Public Shares, or approximately 56% of the 23,000,000 Public Shares, to be voted in favor of an initial business combination in order to have our initial business combination approved by a special resolution. The agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that a proposed shareholder resolution to approve our initial business combination will be passed (whether by way of ordinary resolution or special resolution).

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your Public Shares.

At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to achieve a business combination.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective target companies will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Ordinary Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our initial business combination. In addition, the amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— Risks Factors — The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our Public Shareholders to exercise redemption rights could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by the Combination Deadline may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the Combination Deadline. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to complete our initial business combination within the Combination Deadline, in which case we would redeem our Public Shares.

We may not be able to find a suitable target business and complete our initial business combination by the Combination Deadline. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Shareholders may only receive $10.00 per share, or possibly less, and our Share Rights will expire without value to the holder. In certain circumstances, our Public Shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.”

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our Public Shares, and the Share Rights may be worthless.

We have until March 3, 2027 or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our Articles to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Share Rights may be worthless.

If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers and their affiliates may elect to purchase shares or Share Rights from Public Shareholders, which may reduce the public “float” of our Class A Ordinary Shares or Share Rights.

If we seek shareholder approval of our initial business combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers and their affiliates may purchase Public Shares or Share Rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers and their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

Additionally, at any time at or prior to our initial business combination, our Sponsor, initial shareholders, directors, officers and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination or not redeem their Public Shares.

If such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since we intend to use the net proceeds of our IPO and the sale of the Private Placement Units to complete one or more business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company. However, because we obtained net tangible assets in excess of $5,000,000 upon the completion of our IPO and the sale of the Private Placement Units and filed a current report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable and we will have a longer period of time to complete our respective business combinations than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination, and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial business combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, or the Excess Shares, without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, you may receive only your pro rata portion of the funds in the Trust Account that are available for distribution, and our Share Rights will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other SPACs and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this obligation may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, you may receive only your pro rata portion of the funds in the Trust Account that are available for distribution, and our Share Rights will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced, and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in our best interests under the circumstances. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Other examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, which is filed as Exhibit 10.1 hereto, or the Letter Agreement, our Sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per Public Share.

In a bankruptcy or insolvency, we may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

In a bankruptcy or insolvency, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with such laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs, or the SPAC Rules, requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving Sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We do not believe that our anticipated activities will subject us to registration under the Investment Company Act. Nevertheless, we cannot guarantee that we will not be deemed to be an investment company and thus subject to registration under the Investment Company Act. Notwithstanding our investment activities or the mitigation measures included herein, we could still be deemed to be or have been an investment company at any time since our inception. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our Public Shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Share Rights will expire worthless, and our Public Shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing account until the earlier of the consummation of an initial business combination or our liquidation. As a result, we would likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested.

The funds to be held in the Trust Account will, following our IPO, be initially held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company, we may, at any time, instruct the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the Trust Account than we would earn if the Trust Account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit at a bank could reduce the amount you would receive upon any redemption or liquidation as compared to what you would have received had the investments not been so liquidated.

Notwithstanding the measures set forth above, we may still be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation as compared to what they would have received had the investments not been so liquidated. Were we to liquidate, our Share Rights would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the Trust Account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation, or FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our Trust Account will be guaranteed by the FDIC.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in Iran.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization, or NATO, deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in Iran and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine and Iran or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, Iran or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

If we are unable to consummate our initial business combination by the Combination Deadline, you may be forced to wait beyond 24 months before redemption from our Trust Account.

If we are unable to consummate our initial business combination by the Combination Deadline, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands as may be amended from time to time, or the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete our initial business combination.

You may be liable for claims by third parties against us to the extent of distributions received upon redemption of your shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine in the Cayman Islands.

We may not hold an annual general meeting, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands, until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, you will not have the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A Ordinary Shares, our Public Shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our Articles only prohibit us from effectuating a business combination with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business for a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated.

Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, you may only receive your pro rata portion of the funds in the Trust Account that are available for distribution, and our Units will expire worthless.

We are not required to obtain an independent valuation of a prospective target business, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A Ordinary Shares or preference shares to complete our initial business combination, under an employee incentive plan after completion of our initial business combination or upon the conversion of the Founder Shares. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Articles authorizes the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B Ordinary Shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. The Class B Ordinary Shares are automatically convertible into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Articles, including in certain circumstances in which we issue Class A Ordinary Shares or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. While these private share issuances result in costs particular to the de-SPAC process that would not be anticipated in a traditional IPO, the purpose of such issuances, in part, will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. Unlike a traditional IPO, as a SPAC, our shareholders have a right to cause us to redeem their Public Shares immediately before closing our initial business combination. In the event that a substantial number of our Public Shareholders elect to redeem, we would have less cash available at closing for the post-business combination company and may have an increased need to issue additional ordinary shares or preference shares or obtain additional financing. Such private share issuances, if any, would need to ensure a return on investment to the Private Placement investors in return for providing funds facilitating our and our Sponsor’s completion of the business combination, as well as providing liquidity and capital to the post-business combination entity. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Articles provide, among other things, that prior to our initial business combination, except in connection with the conversion of Class B Ordinary Shares into Class A Ordinary Shares where the holders of such shares have waived any rights to receive funds from the Trust Account, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with Public Shares on any initial business combination. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or Share Rights.

Unlike some other similarly structured SPACs, our initial shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial business combination.

Our Founder Shares will automatically convert into Class A Ordinary Shares (which such Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in our IPO and related to or in connection with the closing of the initial business combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of our IPO (including any Class A Ordinary Shares issued pursuant to the underwriters’ over-allotment option and excluding the securities underlying the Private Placement Units issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any Private Placement Unit equivalents issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A Ordinary Shares by Public Shareholders in connection with an initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or lower, or at a price that approximates the per-share amounts in our Trust Account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances could dilute the interests of our existing shareholders..

Since only holders of our Class B Ordinary Shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq will consider us to be a “controlled company,” and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of our IPO and prior to the consummation of a business combination, only holders of our Class B Ordinary Shares will have the right to vote on the appointment of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. If we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Resources could be wasted in pursuing business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another target business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Share Rights will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance”— Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors.

Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors, any other holder of our Founder Shares, including any non-managing Sponsor investors may lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may acquire after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On May 22, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs and expenses in exchange for 5,750,000 Founder Shares. In December 2024, we effected a share capitalization of 0.33 shares for each Class B Ordinary Share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 Founder Shares.

Prior to the initial investment in us of $25,000 by the Sponsor, we had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to us by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 23,000,000 Units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after our IPO (excluding the Private Placement shares and assuming our initial shareholders do not purchase any Units in our IPO). Our Public Shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion. The Founder Shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the Trust Account. In addition, our Sponsor and Cantor, the representative of the underwriters, purchased an aggregate of 600,000 Private Placement Units, at a price of $10.00 per Unit, or $6,000,000 in the aggregate, in a Private Placement that closed simultaneously with the closing of our IPO. Of those 600,000 Private Placement Units, our Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Units. The Private Placement Units will be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of your investment in us.

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt prior to our initial business combination, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may attempt to complete business combinations simultaneously with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to acquire several businesses that are owned by different sellers simultaneously, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an unprofitable business combination.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Articles will not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that you may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments. For example, SPACs have extended the time to consummate an initial business combination. Amending our Articles will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and amending our rights agreement will require a vote of holders of at least 50% of the Share Rights and, solely with respect to any amendment to the terms of the Private Placement rights or any provision of the rights agreement with respect to the Private Placement rights (including, for the avoidance of doubt, the forfeiture or cancellation of any Private Placement rights), 50% of the then outstanding Private Placement rights (including the vote or written consent of Cantor). In addition, our Articles requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, for cash if we propose an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Articles that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting, which is a lower amendment threshold than that of some other SPACs. Therefore, we may be able to amend our Articles to facilitate the completion of an initial business combination that you do not support.

Our Articles provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the Private Placement Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting) may be amended if approved by special resolution, under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting. Corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting. Our Sponsor, who beneficially owns approximately 22.8% of our ordinary shares, will participate in any vote to amend our Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our Sponsor, officers, directors and director nominees have agreed that they will not propose any amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, for any remedy you would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the Private Placement Units. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such initial business combination. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all.

To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. If we are unable to complete our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Share Rights will expire worthless.

Our Sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns 22.8% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our Sponsor. To the extent that any non-managing Sponsor investors acquire membership interests in the Sponsor, they will have no right to control the Sponsor or vote or dispose of any securities held by the Sponsor until the distribution of such securities by the Sponsor following the consummation of our initial business combination. In addition, the Founder Shares, all of which are held by our Sponsor, will entitle the holders to vote to appoint all of our directors prior to the consummation of our initial business combination. Holders of our Public Shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, since only holders of our Class B Ordinary Shares will have the right to vote on directors prior to our initial business combination, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination because it may be subject to regulatory review and approval requirements, including foreign investment regulations such as the Committee on Foreign Investment in the United States, or CFIUS, or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. While our Sponsor is a limited liability company formed in Delaware and is not controlled by, nor does it have substantial ties with, a non-U.S. person, investments that result in “control” of a U.S. business by a foreign person are subject to CFIUS jurisdiction, as are investments that afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to it or request the President of the United States to order us to divest all or a portion of the U.S. target business, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with SPACs which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our Articles, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our Share Rights may be worthless.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account will initially be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable FDIC insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our Trust Account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination.

The SEC proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board, or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements.

Compliance obligations under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase time and costs.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting, however. Further, as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Compliance with such requirements of the Sarbanes-Oxley Act is particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not have adequate internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination which could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place and will resign.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. Our loss of control could have a negative effect on the financial condition of the post-business combination company.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have suitable skills, qualifications or abilities.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and Share Rights holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders and/or Share Right holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or Share Right holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a Share Right holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or Share Rights received. In addition, shareholders and Share Right holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside the Cayman Islands or the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities in other jurisdictions. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to risks associated with operating in an international setting, including the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or Share Right holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B Ordinary Shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or Share Right holder to recognize taxable income in the jurisdiction in which the shareholder or Share Right holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or Share Right holders to pay such taxes. Shareholders or Share Right holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A Ordinary Shares or Share Rights after the reincorporation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various regulators, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with applicable securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the combined company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with applicable securities laws. If new management is unfamiliar with such securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Risks Relating to our Management Team

We depend on our officers and directors, and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

We depend on a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to effect our initial business combination successfully and to succeed thereafter will depend on the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to effect our initial business combination successfully depends on the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. For example, these individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend additional time and resources. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

The ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a business combination, which could deprive us of key personnel and advisors.

Our Sponsor is a limited liability company whose managing member is controlled by Messrs. Le Merle and Mechigian and Ms. Davis. Messrs. Le Merle and Mechigian and Ms. Davis collectively hold voting and investment discretion with respect to the Founder Shares held of record by the Sponsor, and all our officers and directors own individual economic interests in our Sponsor. However, this may change as there is no contractual restriction on the Sponsor or Messrs. Le Merle and Mechigian and Ms. Davis’ ability to share, sell or otherwise dispose of part or all of the interests in our Sponsor or held by our Sponsor. As a result, there is a risk that our Sponsor (or Messrs. Le Merle and Mechigian and Ms. Davis) may divest its (or our officers’ and directors’) ownership or economic interests in us or in the Sponsor before a business combination target is identified, which would likely result in our loss of certain key personnel, including Messrs. Le Merle and Mechigian and Ms. Davis. In addition, there can be no assurance that any replacement Sponsor, key personnel or advisors would successfully identify a business combination target for us or, even if one is one so identified, successfully complete such business combination.

Our key personnel may negotiate employment or consulting agreements with a target business which may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors may allocate their time to other businesses thereby causing conflicts determining how much time to devote to our affairs. Such a conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Following our IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Our Sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, our Sponsor, officers and directors may pursue business combinations for blank check companies that it has Sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance— Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Consequently, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience with other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings related to those companies. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. For example, Ms. Davis is a named defendant in litigation arising from her service as a director of Silicon Valley Bank.

We are also aware of a litigation pending in the Delaware Court of Chancery titled Gliksberg v. Blockchain Coinvestors Acquisition Corp. I et al, C.A. No. 24-1202. In this litigation, the plaintiff alleges that the officers and directors of Blockchain Coinvestors Acquisition Corp. I, including inter alia Alison Davis, wrongfully withheld certain assets from the SPAC’s Trust Account, instead directing that the SPAC redeem all of its Class A shares and disbursing those assets to insiders who held Class B shares. The complaint seeks to have these assets distributed pro rata to Class A shareholders.

Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Our agreement with our Sponsor, officers and directors restricting the transfer of Founders Shares and Private Placement Units may be amended without shareholder approval.

Our Letter Agreement with our Sponsor, officers and directors contain provisions relating to transfer restrictions of our Founder Shares and Private Placement Units (including the underlying securities), indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The Letter Agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the Letter Agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement. Any such amendments to the Letter Agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Share Rights, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Share Rights will not have any right to the proceeds held in the Trust Account with respect to the Share Rights. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Share Rights, potentially at a loss.

Nasdaq may delist our securities from trading, which could limit your ability to execute transactions in our securities and subject us to additional trading restrictions.

In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our Units and eventually our Class A Ordinary Shares and Share Rights will be listed on Nasdaq, our Units, Class A Ordinary Shares and Share Rights will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The price our Sponsor paid for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our Units at an offering price of $10.00 per Unit and the amount in our Trust Account was initially anticipated to be $10.00 per Public Share, implying an initial value of $10.00 per Public Share. However, prior to our IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.004 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial business combination, when the Founder Shares are converted into Public Shares.

The following table shows the Public Shareholders’ and our Sponsor’s investment per share and how these compare to the implied value of one Class A Ordinary Share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $219,050,000 (which is the amount in the Trust Account for our initial business combination and following payment of the underwriters’ deferred fee), (ii) no interest is earned on the funds held in the Trust Account, (iii) no Public Shares are redeemed in connection with our initial business combination and (iv) all Founder Shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination, such as (i) the value of our Units and Private Placement Units (and the securities comprising such Units), (ii) the trading price of our Class A Ordinary Shares, (iii) the initial business combination transaction costs (other than the payment of $10,950,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Public shares	23,000,000
Class A Orindary Shares underlying the Private Placement Units	600,000
Founder shares	7,666,667
Total shares	31,266,667
Total funds in trust available for initial business combination	$219,050,000
Public shareholders’ investment per Class A Ordinary Share(1)	$10.00
Sponsor’s investment per Class B Ordinary Share(2)	$0.004
Initial implied value per Public Share	$10.00
Implied value per share upon consummation of initial business combination(3)	$7.00

(1)	While the Public Shareholders’ investment is in both the Public Shares and the public Share Rights, for purposes of this table the full investment amount is ascribed to the Public Shares only.

(2)	The total investment in our equity by the Sponsor and Cantor is $6,025,000, consisting of (i) $25,000 paid by the Sponsor for the Founder Shares, (ii) $3,800,000 paid by the Sponsor for 380,000 Private Placement Units and (iii) $2,200,000 paid by Cantor for 220,000 Private Placement Units. For purposes of this table, the full investment amount is ascribed to the Founder Shares only.

(3)	All Founder Shares would automatically convert into Class A Ordinary Shares upon completion of our initial business combination or earlier at the option of the holder.

Based on these assumptions, each Class A Ordinary Share would have an implied value of $7.00 per share upon completion of our initial business combination, representing an approximately 30.0% decrease from the initial implied value of $10.00 per Public Share. While the implied value of $7.00 per Class A Ordinary Share upon completion of our initial business combination would represent a dilution to our Public Shareholders, this would represent a significant increase in value for our Sponsor relative to the price it paid for each Founder Share. At $7.00 per Class A Ordinary Share, the 7,124,354 Class A Ordinary Shares that the Sponsor would own upon completion of our initial business combination (after automatic conversion of the 6,744,354 Founder Shares and excluding the Class A Ordinary Shares issuable upon conversion of the Share Rights) would have an aggregate implied value of $49,870,478. As a result, even if the trading price of our Class A Ordinary Share significantly declines, the value of the Founder Shares held by our Sponsor will be significantly greater than the amount our Sponsor paid to purchase such shares. In addition, our Sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A Ordinary Shares after the initial business combination is as low as approximately $0.54 per share. As a result, our Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A Ordinary Shares even if the trading price of our Class A Ordinary Shares declines after we complete our initial business combination. Our Sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares in our IPO. The non-managing Sponsor investors will share in any appreciation of the Founder Shares through their membership interests in the Sponsor if we successfully complete a business combination. Accordingly, non-managing Sponsor investors’ interests in the Founder Shares owned by them indirectly through their membership interests in the Sponsor may provide them with an incentive to vote any Public Shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other Public Shareholders.

This dilution would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination and would become exacerbated to the extent that Public Shareholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A Ordinary Shares.

The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per Public Share.

Our Sponsor has invested in us an aggregate of $3,825,000, comprised of the $25,000 purchase price for the Founder Shares and the $3,800,000 purchase price for the Private Placement Units. Assuming a trading price of $10.00 per Public Share upon consummation of our initial business combination, the 7,666,667 Founder Shares would have an aggregate implied value of $76,666,670. Even if the trading price of our ordinary shares were as low as approximately $0.54 per share, and the Private Placement Units are worthless, the value of the Founder Shares would be equal to our Sponsor’s aggregate initial investment in us. As a result, our Sponsor, is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value. Accordingly, members of our management team, who own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares in our IPO. In addition, our non-managing Sponsor investors (if any) may have different interests than other Public Shareholders due to their additional upfront investment in us and their membership interests in the Sponsor.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our Articles, the Companies Act and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States, and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights against them.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights against them, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit your ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Articles provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our Articles for a proper purpose and for what they believe in good faith to be in the best interests of our company.

Whether a redemption of Class A Ordinary Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A Ordinary Shares will depend on whether the redemption qualifies as a sale of such Class A Ordinary Shares under Section 302(a) of the Internal Revenue Code of 1986, as amended, or the Code, which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A Ordinary Shares (including any shares constructively owned by the holder as a result of owning Private Placement Units or Share Rights or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A Ordinary Shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

We may amend the terms of the Share Rights with the approval by the holders of at least 50% of the then outstanding Share Rights in a manner that may be adverse to holders of Share Rights. As a result, the conversion ratio of your Share Rights could be changed, the conversion period could be shortened and the number of Class A Ordinary Shares upon conversion of a Share Right could be changed, all without your approval.

Our Share Rights were issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as right agent, and us. The rights agreement provides that the terms of the Share Rights may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the rights agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the rights agreement as the parties to the rights agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Share Rights, provided that the approval by the holders of at least 50% of the then-outstanding Share Rights is required to make any change that adversely affects the interests of the registered holders of Share Rights. Accordingly, we may amend the terms of the Share Rights in a manner adverse to a holder of Share Rights if holders of at least 50% of the then outstanding Share Rights approve of such amendment. Although our ability to amend the terms of the Share Rights with the consent of at least 50% of the then outstanding Share Rights is unlimited, examples of such amendments could be amendments to, among other things, change the conversion ratio of the Share Rights, shorten the conversion period or change the number of Class A Ordinary Shares upon conversion of a Share Right.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Share Rights, which could limit the ability of Share Right holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Share Rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Share Rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Share Right holder in any such enforcement action by service upon such Share Right holder’s counsel in the foreign action as agent for such Share Right holder. This choice-of-forum provision may limit a Share Right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because each Unit contains one Share Right to receive one tenth (1/10) of one Class A Ordinary Share upon consummation of our initial business combination and only a whole share will be issued in exchange for Share Rights, the Units may be worth less than Units of other special purpose acquisition companies.

Except in cases where we are not the surviving company in a business combination, each holder of a Share Right will automatically receive one tenth (1/10) of one Class A Ordinary Share upon consummation of our initial business combination. In the event we will not be the surviving company upon completion of our initial business combination, each holder of a Share Right will be required to affirmatively convert its Share Rights in order to receive one tenth (1/10) of one Class A Ordinary Share underlying each Share Right upon consummation of the business combination. We will not issue fractional shares in connection with an exchange of Share Rights.

As a result, you must hold Share Rights in multiples of 10 in order to receive Class A Ordinary Shares for all of your Share Rights upon closing of a business combination. If we are unable to complete an initial business combination within the required time period and we redeem the Public Shares for the funds held in the Trust Account, holders of Share Rights will not receive any of such funds for their Share Rights and the Share Rights will expire worthless.

Holders of Class A Ordinary Shares will not be entitled to vote on continuing the Company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A Ordinary Shares, our Public Shareholders will not have the right to vote on continuing the Company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

The grant of registration rights to our Sponsor, Cantor, and other holders of our Private Placement Units (and the securities comprising such Units) may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement we entered into with the issuance and sale of the securities in our IPO, our Sponsor, Cantor, and their permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Units (and the securities comprising such Units) and their permitted transferees can demand that we register the Private Placement Units (and the securities comprising such Units) or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such Units, shares or the Class A Ordinary Shares upon conversion of such Share Rights and any other of our securities acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Units or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We have identified conditions that raise substantial doubt about our ability to continue as a going concern.

We have not generated any revenue to date and expect to continue to incur operating costs in connection with pursuing our initial business combination. As of December 31, 2025, we had cash of $543,258 and a working capital deficit of $2,226,614. As discussed in Note 1 to the financial statements included in this report, our Sponsor has agreed to loan us up to $1,500,000 to fund working capital deficiencies or finance transactions. There can be no assurance that these funds, including any loaned amounts from our Sponsor, will be sufficient to fund our operations or that additional financing will be available when needed. These conditions raise substantial doubt about our ability to continue as a going concern. We have prepared the financial statements included in this report on a going-concern basis and do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to consummate our initial business combination or otherwise obtain sufficient capital to fund our operations, we may be required to significantly curtail or cease our operations.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

Information regarding our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A Ordinary Shares or Share Rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Share Rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A Ordinary Shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The Biden administration has proposed increasing the stock buyback tax rate from 1% to 4%; however, it is unclear whether such a change will be enacted and, if enacted, how soon it could take effect. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A Ordinary Shares (absent any regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A Ordinary Shares (or other shares into which such Class A Ordinary Shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to such companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700,000,000  as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250,000,000  as of the prior June 30, or (2) our annual revenues equaled or exceeded $100,000,000  during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700,000,000  as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims, or run-off insurance. The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with our ability to consummate an initial business combination on terms favorable to our investors.

ITEM 1.B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1.C. CYBERSECURITY

As a blank check company, we do not have any operations, and our sole business activity has been to search for and consummate an initial business combination. However, because we have investments in our Trust Account and bank deposits, and we depend on the digital technologies of third parties, we and such third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon their personnel and the processes to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

In the event of a cybersecurity incident impacting us, our management team will report to our board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

We have not encountered any cybersecurity threats or incidents since our IPO.

ITEM 2. PROPERTIES.

We currently maintain our executive offices at PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands. We entered into an administrative services agreement, commencing February 27, 2025, through the earlier of our consummation of an initial business combination and our liquidation, with the managing member of our Sponsor, a form of which is attached as Exhibit 10.9 hereto, the Administrative Services Agreement, pursuant to which, among other things, we receive certain office space and secretarial and administrative support services for $15,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

Other than as described below, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Ms. Davis is a named defendant in litigation arising from her service as an outside director of Silicon Valley Bank (SVB) and its holding company SVB Financial Group (SVBFG). Ms. Davis was an outside director of SVB and SVBFG from May 2020 until March 10, 2023 when SVB was placed into receivership. Ms. Davis remained a director of SVBFG (but not of SVB) between March 10, 2023 and November 7, 2024 when SVBFG emerged from bankruptcy. Since the bankruptcy of SVBFG, Ms. Davis, and the outside directors of SVBFG at the time of its bankruptcy, have been involved in litigation regarding SVB and SVBFG. This litigation includes a civil case brought by the FDIC, as Receiver for SVB, captioned FDIC-R v. Becker, 25-cv-00569 (N.D. Cal.) and securities litigation matters (and related appeals) captioned In re SVB Financial Group Securities Litigation, 23-cv-01097 (N.D. Cal.); Buchanan v. Becker, 24-cv-02684 (N.D. Cal.); TIAA v. Becker, 24-cv-00478 (N.D. Cal.); Stevenson v. Becker, 23-cv-02277 (N.D. Cal.); and Rossi v. Becker, 23-cv-02335 (N.D. Cal.). Each of these cases is currently pending, and no adverse factual findings have been made, or judgments entered, concerning Ms. Davis.

Ms. Davis was named as a defendant in an Amended Class Action Complaint (A.O.H. Driedijk Holding B.V. et al. v. Sarris et al., No. 1:25-cv-05643, S.D.N.Y., filed November 17, 2025) relating to alleged wrongdoing by Linqto, Inc. The original complaint named only the former CEO of Linqto, William Harris, as a defendant. The amended complaint substantially expanded the original complaint by adding eight new defendants and state law claims. Ms. Davis is incorrectly alleged to have been a board member from 2024 to 2025, which she was not. We are seeking her dismissal.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units began trading on the Nasdaq Global Market, or Nasdaq, on February 28, 2025. Each Unit consists of one Class A Ordinary Share and Right. Holders of the Units may elect to separately trade the Class A Ordinary Shares and Rights included in the Units commencing on April 21, 2025. Any Units not separated continue to trade on Nasdaq under the symbol “FERAU.” Any underlying Class A Ordinary Shares and Share Rights that were separated trade on Nasdaq under the symbols “FERA” and “FERAR,” respectively.

Holders

As of March 30, 2026, there were 3 holders of record of our Units, 1 holder of record of our separately traded Class A Ordinary Shares, 2 holders of record of our Class B Ordinary Shares, and 1 holder of record of our Share Rights.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on May 22, 2024, formed for the purpose of effecting a business combination. Our Sponsor is Fifth Era Acquisition Sponsor I LLC.

Although we are not limited to a particular industry or sector for the purpose of consummating the business combination, we are focusing our search on technology enabled businesses in a diverse range of areas including, internet, enterprise technology, software, including artificial intelligence, fintech, and blockchain. We are an early stage and emerging growth company, and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

On March 3, 2025, we consummated our IPO of 23,000,000 Units, including 3,000,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Public Share and one-tenth of one Share Right. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the IPO and pursuant to the private placement units purchase agreements, attached as Exhibit 10.4 and 10.5 hereto, we completed the sale of an aggregate of 600,000 Private Placement Units to the Sponsor and Cantor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,000,000. Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Units, except as otherwise disclosed in the IPO registration statement.

Following the closing of the IPO and Private Placement, an amount of $230,000,000 from the net proceeds of the IPO and the Private Placement was initially placed in the Trust Account located in the United States. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the business combination and (y) the distribution of the Trust Account, as described below.

If we are unable to complete the business combination by the end of the Combination Deadline, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Deadline consistent with applicable laws, regulations and stock exchange rules by amending our Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require SPACs (such as us) to complete their initial business combination within 36 months of the effectiveness of our IPO registration statement .. If we do not meet this requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in us to another sponsor entity, which may result in a change to our management.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 22, 2024 (inception) through December 31, 2025, have been (i) organizational activities and (ii) activities relating to (x) the IPO and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $4,130,222, which consists of interest income on marketable securities held in the Trust Account of $7,854,908, partially offset by operating costs of $3,724,686.

For the period from May 22, 2024 (inception) through December 31, 2024, we had a net loss of $76,899 which primarily consists of operating costs.

Liquidity, Capital Resources and Going Concern

Following the IPO, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was initially placed in the Trust Account. We incurred fees of $15,557,879, consisting of a $4,000,000 cash underwriting fee, a deferred underwriting fee of $10,950,000 and $607,879 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $890,559. Net income of $ $4,130,222 was affected by interest earned on marketable securities held in the Trust Account of $7,854,908 and payment of operation costs through the IPO Promissory Note of $3,394. Changes in operating assets and liabilities provided $2,830,733 of cash for operating activities.

For the period from May 22, 2024 (inception) through December 31, 2024, we used no cash in operating activities. Our net loss of $76,899 consisted of mainly payment of operation costs through the IPO Promissory Note of $57,020 and formation costs applied to prepaid expenses contributed by the Sponsor through the IPO Promissory Note of $13,185. Changes in operating assets and liabilities provided $6,697 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the Trust Account of approximately $237,854,908 (including approximately $7,854,908 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which intertest shall be net of taxes payable and exclude the deferred underwriting fees), to complete our business combination. To the extent that we use our share capital or debt, in whole or in part, as consideration to complete our business combination, we will use the remaining proceeds held in the Trust Account as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2025, we had cash of $543,258 and a working capital deficit of $2,410,655. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We satisfied our liquidity needs through December 31, 2025, through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account.

Promissory Note

Prior to the closing of our IPO, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025, or the completion of our IPO. We repaid the loans of $222,141 upon the consummation of our IPO on March 3, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, lend us Working Capital Loans as may be required. If we complete a business combination, we would repay such Working Capital Loans. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included in this report under Item 1. “Financial Statements” are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial business combination by the Combination Deadline, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Our management plans to consummate an initial business combination prior to the Combination Deadline. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 3, 2027. We cannot assure our shareholders that our plans to raise capital or to consummate an initial business combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 27, 2025, and until the completion of our business combination or liquidation, we reimburse the managing member of our Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the year ended December 31, 2025, we incurred $151,071 in fees for these services, of which $15,000 is included in accrued expenses in the balance sheets of the financial statements included in this report under Item 1. “Financial Statements”. Of which $100,714 was used as compensation to Mr. Mechigian. For the period from May 22, 2024 (inception) through December 31, 2024, no fees were incurred for these services.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Units offered in the IPO, excluding any proceeds from the exercise of the Over-Allotment Option), which was paid upon the closing of the IPO. Additionally, the underwriters are entitled to the deferred underwriting fee of 4.50% of the gross proceeds of the base IPO held in the Trust Account following all properly submitted shareholder redemption in connection with the consummation of our initial business combination (excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option) and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial business combination pursuant to the terms of the underwriting agreement.

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the registration rights agreement, dated February 27, 2025, attached as Exhibit 10.3 hereto, the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any of their Founder Shares held by them if we fail to complete our initial business combination by the Combination Deadline. However, if they acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the Combination Deadline.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by the Combination Deadline or (ii) any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Advisory Agreement

On May 27, 2025, we engaged an advisor to act as our capital markets advisor in connection with a business combination. Pursuant to such agreement, we shall pay the advisor a non-refundable cash fee equal to 5.0% of the aggregate maximum gross proceeds received or receivable by us in connection with a financing transaction, including any aggregate amounts committed by investors to purchase equity securities, whether or not all equity securities are issued at the closing of such financing. However, in no event shall the aggregate aforementioned financing fee payable by us to the advisor be less than $3,000,000 in cash.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—”Summary of Significant Accounting Policies” of our financial statements and notes thereto included in this report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the financial statements and notes thereto included in this report under Item 1. “Financial Statements” in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included in this report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” We classify Class A Ordinary Shares subject to mandatory redemption (if any) as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, we classify Class A Ordinary Shares as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, we present Class A Ordinary Shares subject to possible redemption at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets included in this report under Item 1. “Financial Statements”.

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

Recent Accounting Standards

We do not believe that any issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements and notes thereto included in this report under Item 1. “Financial Statements”.

Recent Developments

On March 17, 2026, Gary Cookhorn resigned as a director of our board of directors, effective immediately. Mr. Cookhorn’s resignation did not result from any disagreement with the Company on any matter relating to the our operations, policies or practices.

On March 20, 2026, our board of directors unanimously appointed Donald H. Putnam to serve as a director , effective immediately.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9.A. CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies like us.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.B. OTHER INFORMATION.

None.

ITEM 9.C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Title
Directors
Matthew C. Le Merle	64	Managing Director, Chairman of the Board
Mitchell Mechigian	32	Chief Executive Officer and Director
Donald H. Putnam	74	Director
Rebecca Macieira-Kaufmann	61	Director
Colin Wiel	59	Director

Executive Officers

Chris Linn	58	Chief Financial Officer
Alison Davis	64	Managing Director

Matthew C. Le Merle is a Managing Director and serves as Chair of our board of directors. He and Ms. Davis founded and have managed Fifth Era and Blockchain Coinvestors since inception and have participated in, advised and sourced opportunities in internet, fintech and blockchain for over 20 years. Mr. Le Merle has served as a Manager of the General Partner and the Investment Manager of Blockchain Coinvestors since its founding. Mr. Le Merle has also served as Managing Partner of Fifth Era, LLC since 2004 and Keiretsu Capital Blockchain Fund Manager, LLC since January 2014, two of the most active early-stage venture managers backing over 300 companies. Mr. Le Merle and Ms. Davis co-wrote the books “The Fifth Era” and “Blockchain Competitive Advantage.” Mr. Le Merle served as Managing Director and Chairman of Blockchian SPAC from November 2021 until it commenced its liquidation in November 2024. His board work has included holding Chairman or Non-Executive Director roles in 15 public and private companies, including chairman of the board of Concept Labs (Formerly Concept Art House), from 2006 to March 2024, chairman (Europe) of Securitize from 2019 to 2021, vice chairman of SFOX, Inc. from 2018 to 2021, advisory board director of Apple Pie Capital since 2013, advisory board director of Bitwise Asset Management since 2018, advisory board director of Hashkey Capital since 2022, advisor at Warburg Pincus LLC from 2019 to 2020, and Chairman of North America Advisory Board at Ningbo Shanshan, Ltd from 2009 to 2019. Prior to these roles, Mr. Le Merle held several roles as a strategy, operations and corporate finance advisor to Fortune 500 CEOs, boards and executive teams with McKinsey & Company, as well as A.T. Kearney and Monitor Group, where he led both firms’ West Coast practices and at Booz & Company where he co-led the global digital practice. Mr. Le Merle also served as a corporate executive of Gap Inc., where he was SVP Strategy and Corporate Development and SVP Gap Global Marketing. Mr. Le Merle received his B.A. (Double First) and Masters from Christ Church, Oxford, and an MBA from Stanford Graduate School of Business. Mr. Le Merle is currently married to Alison Davis, one of our Managing Directors. We believe Mr. Le Merle’s significant experience as a global strategy advisor, professional services firm leader, corporate operating executive, private equity and venture capital investor, and board director make him well qualified to serve as a member of our board of directors.

Christopher Linn serves as our Chief Financial Officer and is currently the Chief Financial Officer at Blockchain Coinvestors, a venture capital firm focused on blockchain investments, where Mr. Linn plays a critical role in managing the firm’s financial audits, tax and financial strategy across a broad portfolio of blockchain-focused funds and projects. Mr. Linn brings significant expertise from his prior roles across various finance and venture capital firms. Prior to joining Blockchain Coinvestors in June 2022, Mr. Linn held senior finance positions at prominent firms such as Kranz & Associates from June 2021 to June 2022, Director of Finance at Startgrid, a Software as a Service startup, from November 2017 to June 2021, DAG Ventures from November 2010 to November 2017, and SVB Capital from January 2007 to November 2010. His background also includes Finance Manager at Lucas Venture Group and Vision Capital. He began his career at Ernst & Young as an auditor in the Business Risk Services group. Through these roles he has developed deep expertise in managing accounting, financial operations, fundraising, and investment strategies within the technology and venture capital sectors. Mr. Linn received his Bachelor’s of Science in Economics from San Jose State University.

Mr. Putnam, who serves as an independent director, is the Executive Chairman of Energy Substantiation Partners LLC, which he founded in 2024, and Founder and Managing Partner of Grail Partners LLC, a role he has held since 2005. Mr. Putnam is a veteran financial executive, mathematician, and entrepreneur whose career has spanned investment banking, quantitative finance, machine learning, and blockchain innovation. Prior to founding Grail, he founded Putnam Lovell Securities in 1987 and served as Chief Executive Officer, Chairman of the Board, and Managing Director in the firm’s investment banking group. After the firm’s sale to National Bank Financial in 2002, he served as CEO and Vice Chairman of Putnam Lovell NBF until 2005. Mr. Putnam has maintained a long-standing interest in artificial intelligence and blockchain. With more than thirty years of experience in neural network mathematics and applications, he has worked with or studied most major forms of machine learning, including support vector machines, gradient boosting, and random forests. He is also a frequent writer and speaker on the business and policy implications of artificial intelligence. In addition to his roles at Energy Substantiation and Grail, Mr. Putnam serves on the Investment Committee of Ripon College, on the boards of Manifold Partners and Welton Investment Partners, and on the Advisory Board of Ridgedale Advisors.

Rebecca Macieira-Kaufmann who serves as an independent director, is a seasoned CEO with broad leadership experience in sales, marketing, risk management, and international business operations. She served as a director of the Blockchain SPAC from November 2021 until it commenced its liquidation in November 2024. She draws on deep expertise in the Fortune 50 financial services industry and has a demonstrated track record of leading highly successful business turnarounds, scaling new businesses, and expanding operations globally. She also brings a strong background in governance through her corporate and non-profit board experiences. Rebecca founded RMK Group, LLC, in 2020 to advise CEOs of start-ups in all phases of growth in the fintech, digital currency, identity management, wealth management, FI marketing software, payment systems and more. She is also the author of the book FitCEO. Prior to founding RMK Group, from 2008-2020 Ms. Macieira-Kaufmann was employed by Citigroup (NYSE: C) in various roles, including Head of International Personal Bank U.S (2016-2020), President & CEO of Banamex USA (2013-2016) and President, Citibank, California and Nevada (2008-2013). Prior to Citigroup, Ms. Macieira-Kaufmann held multiple roles at Wells Fargo (NYSE: WFC) from 1996 to 2008.

Colin Wiel who serves as an independent director, is an AI expert with experience as an inventor and entrepreneur in AI going back 30+ years. He is co-founder and CEO of Qurrent, whose product is a software framework for AI agent development and orchestration. Previous companies include Mynd, a tech enabled platform for investing in single-family rentals, named the fastest growing company in the Bay Area in 2020, and Waypoint Homes which built a technology platform to scale single family rental, raised over $3.5 billion, bought over 17,000 homes, and went public on the NYSE, as well as Wildlife Works Carbon, the global leader in forest conservation through carbon credits. Colin got his start in AI at Boeing in the 1990’s where he invented a new way to control anti-lock brakes for airplanes leveraging AI. Colin has multiple patents in artificial intelligence, has earned a spot on the Goldman Sachs Top 100 Most Innovative Entrepreneurs (2012), and was awarded the Ernst & Young Entrepreneur of the Year (2014). We believe that Mr. Wiel’s significant experience building and scaling technology companies make him well qualified to serve as a member of our board of directors.

Mitchell Mechigian serves as our Chief Executive Officer and as a director. Mr. Mechigian has served as Chief Financial Officer of Blockchain SPAC from December 2021 until it commenced its liquidation in November 2024. He has served as a Partner at Blockchain Coinvestors since August 2022 and in various other roles since February 2021. Previously, Mr. Mechigian held various positions at Morgan Stanley from July 2016 through September 2019. Mr. Mechigian received his Masters of Sciences from the London School of Economics and Political Science and B.A. in mathematics and economics from Washington University in St. Louis. We expect to benefit greatly from Mitchell’s significant transaction experience.

Alison Davis is a Managing Director. She and her spouse, Mr. Le Merle, founded and have managed Fifth Era and Blockchain Coinvestors since inception and have participated in, advised and sourced opportunities in internet, fintech and blockchain for over 20 years. Ms. Davis has served as Managing Director of Blockchain SPAC from November 2021 until it commenced its liquidation in November 2024. Ms. Davis has served as a Manager of the General Partner and the Investment Manager of Blockchain Coinvestors since its founding. Additionally, Ms. Davis has served as a Managing Partner of Fifth Era, LLC since 2024 and Keiretsu Capital Blockchain Fund Manager, LLC since January 2018. Ms. Davis and Mr. Le Merle co-wrote several books, including “Corporate Innovation in the Fifth Era” and “Blockchain Competitive Advantage.” Ms. Davis is currently a board director of Kraken and Pagaya (PGY) and an advisor to Bitwise Asset Management Inc. She is also the Chairman of the Advisory Board for Blockchain Capital, the Chairman of Renaissance Entrepreneurship Center and a director of the National Association of Corporate Directors (NACD) Northern California, and Cambridge in. Over the last 20 years Alison has served on the boards of 25 public and private companies as Chairman, Audit Committee Chair, Compensation Committee Chair and Technology and Innovation Committee Chair. Previously, Ms. Davis served as a director of City National Bank, Diamond Foods, Dispatch Management Services, Fiserv Inc., First Data Corporation, Janus Hendersion Group, LECG, Ooma Inc., Pacaso, Royal Bank of Scotland (now NatWest Group), Silicon Valley Bank, Unisys Corporation, and Xoom Corporation. Ms. Davis was previously the Managing Partner of Belvedere Capital Partners LLC, a regulated bank holding company and private equity firm focused on investing in U.S. banks and financial services firms where she worked closely with the Federal Reserve, the OCC, the FDIC and various state banking regulators. Earlier in her career, Ms. Davis served as the Chief Financial Officer of Barclays Global Investors Corp. (now BlackRock Inc.). She also spent 14 years as a strategy consultant and advisor to Fortune 500 CEOs, boards and executive teams with McKinsey & Company, and as a practice leader with A.T. Kearney where she built and led the global Financial Services Practice. Ms. Davis is also active in the community supporting non-profits and social enterprises as a board director, fundraiser and volunteer. She has been named a “Most Influential Women in Business” multiple times by the San Francisco Business Times. Ms. Davis is currently married to Matthew C. Le Merle, one of our Managing Directors and Chair of our board of directors. We believe that we will benefit greatly from Ms. Davis’s regulatory expertise, extensive experience in the financial services industry and serving on public company boards (including as audit chair), experience overseeing acquisitions by public companies, and her deep network of relationships across the blockchain ecosystem.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally in the Nasdaq rules as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of a company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Colin Wiel, Donald H. Putnam and Rebecca Macieira-Kaufmann is each an independent director under applicable Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our Public Shares will not be entitled to vote on such matters during such time. These provisions of our Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Mr. Putnam, will expire at our first annual general meeting. The term of office of the second class of directors, which will consist of Ms. Macieira-Kaufmann and Mr. Wiel, will expire at the second annual general meeting. The term of office of the third class of directors, which will consist of Mr. Mechigian and Mr. Le Merle, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to vote to appoint officers as it deems appropriate pursuant to our Articles.

Committees of the Board of Directors

Upon the commencement of trading of our Units on Nasdaq, our board of directors established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that our compensation committee be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

The members of our audit committee are Donald H. Putnam, Rebecca Macieira-Kaufmann, and Colin Wiel. Mr. Putnam serves as chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Wiel, Ms. Macieira-Kaufmann and Mr. Putnam are each independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Putnam, Ms. Macieira-Kaufmann, and Mr. Wiel each qualify as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the commencement of trading of our Units on Nasdaq, our board of directors established a compensation committee of our board of directors. The members of our compensation committee are Mr. Wiel, Ms. Macieira-Kaufmann and Mr. Putnam, and Ms. Macieira-Kaufmann serves as chair of the compensation committee.

Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Mr. Wiel, Ms. Macieira-Kaufmann and Mr. Putnam are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Our charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Wiel, Ms. Macieira-Kaufmann and Mr. Putnam. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our Articles.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of ethics, or our Code of Ethics, applicable to our directors, officers and employees. Our Code of Ethics includes our insider trading policies and procedures. We have filed a copy of our Code of Ethics as Exhibit 14.1 to this annual report. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, we will provide a copy of the Code of Ethics and the charters of the committees of our board of directors without charge upon request. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this annual report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act, which is attached to this annual report as Exhibit 97.1.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our Articles will provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Conflicts of Interest

Under Cayman Islands law, our directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in our the memorandum or articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law, provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Matthew C. Le Merle	Fifth Era Partners, LP Fifth Era, LLC Keiretsu Capital, LLC EnSub Esco	Investment Investment Investment Financial Services Financial Services	Managing Partner Managing Partner Managing Partner Board Director Board Director

Mitchell Mechigian	Fifth Era UK Ltd. Blockchain Coinvestors Fund Manager, LLC	Investment Investment	Partner General Partner

Alison Davis	Fifth Era Partners, LP Fifth Era, LLC KCBFM, LLC Kraken Pagaya Bitwise	Investment Investment Investment Financial Services Financial Services Financial Services	Managing Partner Managing Partner Managing Partner Board Director Board Director Board Director

Colin Wiel	Qurrent	AI Software	Chief Executive Officer

Donald H. Putnam	Grail Partners LLC Energy Substantiation Partners LLC Manifold Partners Welton Investment Partners Ridgedale Advisors	Investment Financial Services Financial Services Investment Investment	Managing Partner Executive Chairman Board Director Board Director Advisory Board

Rebecca Macieira-Kaufmann	RMK Group, LLC	Consulting	Founding Member

If any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased Founder Shares prior to the date of our IPO and purchased Private Placement Units in a transaction that closed simultaneously with the closing of our IPO. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Class A Ordinary Shares and Public Shares in connection with the completion of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Class A Ordinary Shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Units (and the securities comprising such Units) will expire worthless. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Founder Shares will be released from the lockup. The Private Placement Units (including the securities comprising such Units) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or Private Placement Units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our Sponsor and members of our management team directly or indirectly own our securities following our IPO, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of our IPO, our Sponsor has invested in us an aggregate of $3,825,000, comprised of the $25,000 purchase price for the Founder Shares (or approximately $0.003 per share) and the $3,800,000 purchase price for the Private Placement Units (or $10.00 per Unit). Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares in our IPO.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our Sponsor, officers, directors or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, non-managing Sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or non-managing Sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our Public Shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, non-managing Sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or non-managing Sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our Articles) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, we may pay our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our Public Shareholders for a vote, our Sponsor, officers and directors have agreed to vote their Founder Shares and Private Placement Class A Ordinary Shares, and they and the other members of our management team have agreed to vote their Founder Shares and Private Placement shares and any shares purchased during or after our IPO in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash or non-cash compensation for services rendered to us.

We will reimburse our Sponsor, executive officers and directors, or any of their respective affiliates for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We also reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. We will fully disclosure all such compensation, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Our compensation committee will determine any compensation to be paid to our officers.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Grants of Plan-Based Awards and Outstanding Equity Awards at Fiscal Year-End

We do not have any equity incentive plans under which to grant awards.

Employment Agreements

We do not currently have any written employment agreements with any of our directors and officers.

Retirement/Resignation Plans

We do not currently have any plans or arrangements in place regarding the payment to any of our executive officers following such person’s retirement or resignation.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been our officer or employee. In addition, none of our executive officers currently serves, or has served in the past year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the shares underlying the Private Placement Warrants as they are not exercisable within 60 days of March 31, 2026.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	No. of Shares Beneficially Owned	Approximate % of Class(2)	No. of Shares Beneficially Owned	Approximate % of Class(3)	Approximate % of Outstanding Ordinary Shares(4)
Directors and Executive Officers
Matthew C. Le Merle(5)	380,000	1.6%	6,744,354	87.97%	22.8%
Alison Davis(5)	380,000	1.6%	6,744,354	87.97%	22.8%
Mitchell Mechigian(5)(6)	380,000	1.6%	7,666,667	100%	25.7%
Chris Linn	—	—	15,000	*	*
Colin Wiel(7)	—	—	50,000	*	*
Rebecca Macieira-Kaufmann(7)	—	—	50,000	*	*
Donald H. Putnan	—	—	—	—	—
All directors and executive officers as a group	380,000	1.6%	7,666,667	100%	25.7%

5% Holders
Fifth Era Acquisition Sponsor I LLC(5)	380,000	1.6%	6,744,354	87.97%	22.8%
MMCAP International Inc. SPC(8)	1,900,000	8.1%	—	—	6.1%
AQR Capital Management LLC(9)	1,396,220	5.92%	—	—	4.5%
MAGNETAR FINANCIAL LLC(10)	1,500,000	6.35%	—	—	4.8%
Tenor Capital Management Company, L.P.(11)	1,500,000	6.35%	—	—	4.8%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1104, Cayman Islands.

(2)	Based on 23,600,000 Class A Ordinary Shares issued and outstanding as of the date of this report.

(3)	Based on 7,666,667 Class B Ordinary Shares issued and outstanding as of the date of this report.

(4)	Based on 31,266,667 ordinary shares issued and outstanding as of the date of this report.

(5)	Includes 380,000 Class A Ordinary Shares and 6,744,354 Class B Ordinary Shares held in the name of our Sponsor. Fifth Era Management Sponsor I LLC is the managing member of our Sponsor. Messrs. Le Merle and Mechigian and Ms. Davis are the managing members of Fifth Era Management Sponsor I LLC. As such, each of the Sponsor, Fifth Era Management Sponsor I LLC, Messrs. Le Merle and Mechigian and Ms. Davis may be deemed to share beneficial ownership of the ordinary shares held of record by the Sponsor. All of our officers and directors and our advisors are members of our Sponsor.

(6)	Includes 922,313 Class B Ordinary Shares held in Mr. Mechigian’s individual capacity. Such Class B Ordinary Shares were transferred to Mr. Mechigian pursuant to a certain securities assignment agreement entered into on September 15, 2025.

(7)	Each independent director indirectly holds 50,000 Founder Shares through our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(8)	According to a filing made with the SEC on February 12, 2026, MMCAP International Inc. SPC possesses shared voting power over 1,900,000 and shared dispositive power over 1,900,000 Class A Ordinary Shares. MMCAP International Inc. SPC may have made additional transactions in our shares since its most recent filing with the SEC. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by MMCAP International Inc. SPC. According to this filing, MMCAP International Inc. SPC’s business address is 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, Ontario M5J 2S1 Canada.

(9)	According to a filing made with the SEC on August 14, 2025, AQR Capital Management, LLC possesses shared voting power over 1,396,220 and shared dispositive power over 1,396,220 Class A Ordinary Shares. AQR Capital Management, LLC may have made additional transactions in our shares since its most recent filing with the SEC. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by AQR Capital Management, LLC. According to this filing, AQR Capital Management, LLC’s business address is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

(10)	According to a filing made with the SEC on August 8, 2025, MAGNETAR FINANCIAL LLC possesses shared voting power over 1,500,000 and shared dispositive power over 1,500,000 Class A Ordinary Shares. MAGNETAR FINANCIAL LLC may have made additional transactions in our shares since its most recent filing with the SEC. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by MAGNETAR FINANCIAL LLC. According to this filing, MAGNETAR FINANCIAL LLC’s business address is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(11)	According to a filing made with the SEC on August 8, 2025, Tenor Capital Management Company, L.P. possesses shared voting power over 1,500,000 and shared dispositive power over 1,500,000 Class A Ordinary Shares. Tenor Capital Management Company, L.P. may have made additional transactions in our shares since its most recent filing with the SEC. Accordingly, the information presented may not reflect all of the shares currently beneficially owned by Tenor Capital Management Company, L.P. According to this filing, Tenor Capital Management Company, L.P.’s business address is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

Restrictions on Transfers of Founder Shares and Private Placement Units

The Founder Shares and Private Placement Units (including the securities comprising such Units) are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our Sponsor and management team. Those lock-up provisions provide that such securities are not transferable or saleable (i) in the case of the Founder Shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property and (ii) in the case of the Private Placement Units (including the securities comprising such Units), until 30 days after the completion of our initial business combination except in each case (a) to our or Cantor’s officers, directors, advisors or consultants, any affiliate or family member of any of our or Cantor’s officers, directors, advisors or consultants, any members or partners of the Sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the Sponsor, or any employees of such affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or Share Rights were originally purchased; (f) pro rata distributions from our Sponsor or Cantor to its respective members, partners or shareholders pursuant to our Sponsor’s or Cantor’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the Cayman Islands or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor or upon dissolution of Cantor, (h) in the event of our liquidation prior to our consummation of our initial business combination; (i) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers have agreed to a lock-up and restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Units and securities underlying the Private Placement Units. Further, the Sponsor membership interests (including the interests held by the non-managing members) are locked up and not transferable because the Letter Agreement prohibits indirect transfers.

The securities that our Sponsor holds are expected only to be distributed directly to the members of our Sponsor following the consummation of our initial business combination, provided that such members agree to become subject to the applicable transfer restrictions with respect to such securities, including the Letter Agreement. Indirect transfers of the securities held by the Sponsor, such as to another member of the Sponsor or their affiliate, a family member or a new member of the Sponsor, may be permitted with the prior consent of Mitchell Mechigian, Matthew Le Merle and Alison Davis, the managing members of the managing member of our Sponsor, so long as such transfer complies with the applicable transfer restrictions with respect to such securities to the same extent as the party originally subject to such restrictions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Founder Shares and IPO Securities

On May 30, 2024, our Sponsor paid $25,000 to cover certain of our IPO costs and expenses in exchange for 5,750,000 Founder Shares pursuant to a securities subscription agreement, which is attached as Exhibit 10.8 hereto. In December 2024, we effected a share capitalization of 0.33 shares for each Class B Ordinary Share outstanding, resulting in our initial shareholders holding an aggregate of 7,666,667 Founder Shares. On September 15, 2025, Sponsor and Mr. Mechigian, our Chief Executive Officer, entered into a certain securities assignment agreement pursuant to which Sponsor transferred to Mr. Mechigian an aggregate of 922,313 Class B Ordinary Shares.

The number of Founder Shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 23,000,000 Units (assuming the underwriters’ over-allotment option was exercised in full), and therefore that such Founder Shares would represent 25% of the outstanding shares after our IPO (excluding the Private Placement shares).

Simultaneously with the consummation of our IPO, we also completed the offering of our Private Placement Units. Each Private Placement Unit consisted of one Class A Ordinary Share and one Share Right to receive one tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial business combination. Our Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units are identical to the Units sold in our IPO, subject to certain limited exceptions.

The Private Placement Units that our Sponsor holds are subject to a lock-up as described in “Item 12 – Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters — Restrictions on Transfers of Founder Shares and Private Placement Units.”

Registration Rights Agreement

We have entered into the Registration Rights Agreement with the holders of our Founder Shares and Private Placement Units, including any Private Placement Units that may be issued upon conversion of Working Capital Loans (and their component securities) with respect to such securities. Pursuant to the Registration Rights Agreement, these holders have registration rights to require us to register the resale of any of our securities that they hold or that they acquire prior to the consummation of our initial business combination.

Assuming $1,500,000 of Working Capital Loans are converted into Private Placement Unit equivalents, we will be obligated to register up to 8,491,667 Class A Ordinary Shares and 750,000 Share Rights. The number of Class A Ordinary shares includes (i) 7,666,667 Class A Ordinary Shares to be issued upon conversion of the Founder Shares, (ii) 600,000 Class A Ordinary Shares comprising part of the Private Placement Units, (iii) 60,000 Class A Ordinary Shares to be issued upon conversion of Private Placement Share Rights issued as part of the Private Placement Units, (iv) 150,000 Class A Ordinary Shares comprising part of the Private Placement Units issued upon conversion of Working Capital Loans, and (v) 15,000 Class A Ordinary Shares to be issued upon conversion of the Private Placement Share Rights as part of the Private Placement Unit equivalents upon conversion of Working Capital Loans. The number of Private Placement Share Rights includes up to 600,000 Private Placement She Rights as part of the Private Placement Units and 150,000 Private Placement Share Rights as part of the Private Placement Unit equivalents upon the conversion of Working Capital Loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding anything to the contrary, Cantor may only make a demand on one occasion and only during the five-year period beginning on February 27, 2025. In addition, Cantor may participate in a “piggy-back” registration only during the seven-year period beginning on February 27, 2025. We will bear the expenses incurred in connection with the filing of any such registration statements.

IPO Promissory Note

Prior to the closing of our IPO, our Sponsor loaned us funds in an aggregate amount of up to $300,000 to be used for a portion of the expenses of our IPO pursuant to a promissory note, attached as Exhibit 10.7 hereto, the IPO Promissory Note. IPOThe Promissory Note, which was fully repaid on March 3, 2025, was non-interest bearing and unsecured.

Administrative Services Agreement

We entered into the Administrative Services Agreement with the managing member of the Sponsor, commencing on February 27, 2025, through the earlier of the our consummation of an initial business combination and our liquidation, to pay the managing member of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services, $10,000 of which is used as compensation to Mr. Mechigian for services rendered to the managing member of our Sponsor. For the year ended December 31, 2025, we incurred $151,071 in fees for these services pursuant to the Administrative Services Agreement, of which $15,000 is included in accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. We refer to any such loans as the “Working Capital Loans.” If we complete an initial business combination, we would repay such loans. In the event that the initial business combination does not close, we may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account:

●	payments under our Administrative Services Agreement;

●	payment of consulting, success or finder fees to our independent directors or their respective affiliates in connection with the consummation of our initial business combination;

●	engagement of our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	repayment of Working Capital Loans, if any are made.

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence” for information regarding the independence of our directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from May 22, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were $102,377 and $94,952 for the services that Withum performed in connection with our IPO and the audit of our December 31, 2025 and 2024 financial statements included in this annual report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from May 22, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from May 22, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $4,160 and $0 for the services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from May 22, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements:

Financial Statement Schedules: None.

(b) Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference, showed by live hyperlinks, can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 27, 2025, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Ordinary Share Certificate(2)
4.3	Specimen Share Right Certificate(2)
4.4	Share Rights Agreement, dated February 27, 2025, by and among Continental Stock Transfer & Trust Company and the Registrant(1)
4.5	Description of Registered Securities
10.1	Letter Agreement, dated February 27, 2025, by and among the Company, the Sponsor and each of the officers and directors of the Company(1)
10.2	Investment Management Trust Agreement, dated February 27, 2025, by and among Continental Stock Transfer & Trust Company and the Company(1)
10.3	Registration Rights Agreement, dated February 27, 2025, by and among the Company and certain security holders(1)
10.4	Private Placement Units Purchase Agreement, dated February 27, 2025, by and among the Company and the Sponsor(1)
10.5	Private Placement Units Purchase Agreement, dated February 27, 2025, by and among the Company and Cantor Fitzgerald & Co.(1)
10.6	Form of Indemnity Agreement(1)
10.7	Amended and Restated Promissory Note issued to the Sponsor(2)
10.8	Securities Subscription Agreement, dated May 22, 2024 by and among the Company and the Sponsor(2)
10.9	Form of Administrative Services Agreement(2)
14.1	Code of Ethics(2)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

(1)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on March 3, 2025.

(2)	Incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-284616), filed with the SEC on February 21, 2025.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH ERA ACQUISITION CORP. I

Date: March 31, 2026		/s/ Mitchell Mechigian
	By:	Mitchell Mechigian
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mitchell Mechigian	Managing Director, Chief Executive Officer and Director	March 31, 2026
Mitchell Mechigian	(Principal Executive Officer)

/s/ Chris Linn	Chief Financial Officer	March 31, 2026
Chris Linn	(Principal Financial and Accounting Officer)

/s/ Matthew C. Le Merle	Managing Director, Chair of the Board of Directors	March 31, 2026
Matthew C. Le Merle

/s/ Alison Davis	Managing Director	March 31, 2026
Alison Davis

/s/ Donald H. Putnam	Director	March 31, 2026
Donald H. Putnam

/s/ Rebecca Macieira-Kaufmann	Director	March 31, 2026
Rebecca Macieira-Kaufmann

/s/ Colin Wiel	Director	March 31, 2026
Colin Wiel

FIFTH ERA ACQUISITION CORP I

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from May 22, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from May 22, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from May 22, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Fifth Era Acquisition Corp. I:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fifth Era Acquisition Corp I (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from May 22, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period May 22, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses within an expected period of twenty-four months from the date of a successfully completed proposed initial public offering. The Company lacks the capital resources it needs to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/WithumSmith+Brown, PC

We have served as the Company's auditor since 2024.

New York, New York

March 31, 2026

PCAOB ID Number 100

FIFTH ERA ACQUISITION CORP I

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

Assets:
Current assets
Cash	$543,258	$—
Prepaid insurance	157,146	—
Prepaid expenses	2,500	—
Total current assets	702,904	—
Deferred offering costs	—	164,243
Long-term prepaid insurance	26,191	—
Marketable securities held in Trust Account	237,854,908	—
Total Assets	$238,584,003	$164,243

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$3,038,559	$6,694
Accrued offering costs	75,000	36,528
IPO Promissory Note – related party	—	172,920
Total current liabilities	3,113,559	216,142
Deferred underwriting fee	10,950,000	—
Total Liabilities	14,063,559	216,142

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares at redemption value of $10.34 and $0.00 per share as of December 31, 2025 and 2024, respectively	237,854,908	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	60	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of December 31, 2025 and 2024 (1) (2)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(13,335,291)	(76,899)
Total Shareholders’ Deficit	(13,334,464)	(51,899)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$238,584,003	$164,243

(1)	As of December 31, 2024, it includes up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).

(2)	In December 2024, the Company effected a share dividend of 0.33 shares for each Class B Ordinary Share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 Class B Ordinary Shares. All share and per share information has been retrospectively presented (Note 5).

The accompanying notes are an integral part of the financial statements.

FIFTH ERA ACQUISITION CORP I

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from May 22, 2024 (Inception) Through December 31,
	2025	2024
General and administrative expenses	$3,724,686	$76,899
Loss from operations	(3,724,686)	(76,899)

Other income:
Interest earned on marketable securities held in Trust Account	7,854,908	—

Net income (loss)	$4,130,222	$(76,899)

Weighted average shares outstanding, Class A Ordinary Shares	19,591,233	—
Basic net income (loss) per share, Class A Ordinary Shares	$0.15	$—
Weighted average shares outstanding, Class A Ordinary Shares	19,591,233	—
Diluted net income (loss) per share, Class A Ordinary Shares	$0.15	$—
Weighted average shares outstanding, Class B Ordinary Shares (1) (2)	7,496,804	6,666,667
Basic net income (loss) per share, Class B Ordinary Shares	$0.15	$(0.01)
Weighted average shares outstanding, Class B Ordinary Shares (1) (2)	7,666,667	6,666,667
Diluted net income (loss) per share, Class B Ordinary Shares	$0.15	$(0.01)

(1)	As of December 31, 2024, excludes up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).

(2)	In December 2024, the Company effected a share dividend of 0.33 shares for each Class B Ordinary Share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 Class B Ordinary Shares. All share and per share information has been retrospectively presented (Note 5).

The accompanying notes are an integral part of the financial statements.

FIFTH ERA ACQUISITION CORP I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM MAY 22, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 22, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor (1) (2)	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(76,899)	(76,899)
Balance – December 31, 2024	—	—	7,666,667	767	24,233	(76,899)	(51,899)
Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000
Fair value of rights included in Public Units	—	—	—	—	4,140,000	—	4,140,000
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(295,218)	—	(295,218)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,868,955)	(17,388,614)	(27,257,569)
Net income	—	—	—	—	—	4,130,222	4,130,222
Balance – December 31, 2025	600,000	$60	7,666,667	$767	$—	$(13,335,291)	$(13,334,464)

(1)	As of December 31, 2024, it includes up to 1,000,000 Class B Ordinary Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).

(2)	In December 2024, the Company effected a share dividend of 0.33 shares for each Class B Ordinary Share outstanding, resulting in the initial shareholders holding an aggregate of 7,666,667 Class B Ordinary Shares. All share and per share information has been retrospectively presented (Note 5).

The accompanying notes are an integral part of the financial statements.

FIFTH ERA ACQUISITION CORP I

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from May 22, 2024 (Inception) Through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$4,130,222	$(76,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	3,394	57,020
Formation costs applied to prepaid expenses contributed by Sponsor through IPO Promissory Note – related party	—	13,185
Interest earned on marketable securities held in Trust Account	(7,854,908)	—
Changes in operating assets and liabilities:
Prepaid insurance	(157,146)	—
Prepaid expenses	(2,500)	—
Long-term prepaid insurance	(26,191)	—
Accrued offering costs	(15,295)	—
Accounts payable and accrued expenses	3,031,865	6,694
Net cash used in operating activities	(890,559)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Placement Units	6,000,000	—
Repayment of IPO Promissory Note - related party	(222,141)	—
Payment of offering costs	(344,042)	—
Net cash provided by financing activities	231,433,817	—

Net Change in Cash	543,258	—
Cash – Beginning of period	—	—
Cash – End of period	$543,258	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$36,528
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$45,827	$102.715
Prepaid services contributed by Sponsor through the promissory note – related party	$—	$13,185
Deferred Underwriting Fee payable	$10,950,000	$—

The accompanying notes are an integral part of the financial statements.

FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from May 22, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 2025, as amended (File No. 333-284616), was declared effective on February 27, 2025 (the “IPO Registration Statement”). On March 3, 2025, the Company consummated the initial public offering of 23,000,000 units (the “Public Units”) at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) of 3,000,000 units (the “Option Units”), generating gross proceeds of $230,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

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

Following the closing of the Initial Public Offering, on March 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account are initially invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

 FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was valued at $10.24 per Public Share as of December 31, 2025.

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

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 27, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

 FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Liquidity, Capital Resources, and Going Concern

As of December 31, 2025, the Company had cash of $543,258 and a working capital deficit of $2,410,655. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 3, 2027. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

 FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $543,258 and $0 in cash as of December 31, 2025 and 2024, respectively. The Company had no cash equivalents as of December 31, 2025 and 2024.

Marketable Securities Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account, amounting to $237,854,908 and $0, respectively, were held in money market funds which invest in U.S. Treasury securities.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to its short-term nature.

 FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Redeemable Class A Ordinary Shares Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets. As of December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Class A Ordinary Shares issuance costs	(15,262,661)
Plus:
Remeasurement of carrying value to redemption value	27,257,569
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$237,854,908

FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The calculation of diluted net income (loss) per Ordinary Share does not consider the effect of the Rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 600,000 Class A Ordinary Shares in the calculation of diluted income (loss) per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per share Ordinary Share for the year ended December 31, 2025 and for the period from May 22, 2024 (inception) through December 31, 2024. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares:

	For the Year Ended December 31,		For the Period from May 22, 2024 (inception) through December 31, 2024
	2025		2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$2,987,154	$1,143,068	$—	$(76,899)
Denominator:
Weighted-average Ordinary Shares outstanding	19,591,233	7,496,804	—	6,666,667
Basic net income (loss) per Ordinary Share	$0.15	$0.15	$—	$(0.01)

	For the Year Ended December 31,		For the Period from May 22, 2024 (inception) through December 31, 2024
	2025		2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$2,968,539	$1,161,683	$—	$(76,899)
Denominator:
Weighted-average Ordinary Shares outstanding	19,591,233	7,666,667	—	6,666,667
Diluted net income (loss) per Ordinary Share	$0.15	$0.15	$—	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

 FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 3 — Initial Public Offering

In the Initial Public Offering, on March 3, 2025, the Company sold 23,000,000 Public Units, which includes a full exercise by the underwriters of their Over-Allotment Option amounting to 3,000,000 Option Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one-tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination. Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

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

 FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Due from Sponsor

The Company paid the Sponsor an amount of $21,550 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. Subsequently, on March 6, 2025, the Sponsor repaid the Company a total of $21,550. As of December 31, 2025 and 2024, there were no outstanding amounts due from the Sponsor.

Administrative Services Agreement

The Company entered into an agreement with the managing member of the Sponsor, commencing on February 27, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the managing member of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services (the “Administrative Services Agreement”). For the year ended December 31, 2025, the Company incurred $151,071 in fees for these services pursuant to the Administrative Services Agreement, of which $15,000 is included in accrued expenses in the accompanying balance sheets. $100,714 of such amount incurred for the year ended December 31, 2025 was used as compensation to Mr. Mechigian. For the period from May 22, 2024 (inception) through December 31, 2024, no fees were incurred for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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

 FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The underwriters of our IPO were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units, excluding any proceeds from the exercise of the Over-Allotment Option), which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting fee of 4.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account (excluding any proceeds from the exercise of the Over-Allotment Option) and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement, dated February 27, 2025 by and between the Company and Cantor (such fee, the “Deferred Underwriting Fee”).

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Public Shares subject to possible redemption. At December 31, 2024, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

 FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$237,854,908

	Level	December 31, 2024
Assets:
Marketable securities held in Trust Account	1	$—

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

FIFTH ERA ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 9 — Segment Information

FASB ASC Topic 280, ”Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a company’s Chief Operating Decision Maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the accompanying statements of operations as net income (loss). The measure of segment assets is reported on the accompanying balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Marketable securities held in Trust Account	$237,854,908	$—
Cash	$543,258	$—

	For the Year Ended December 31,	For the Period from May 22, 2024 (inception) through December 31,
	2025	2024
General and administrative expenses	$3,724,686	$76,899
Interest earned on marketable securities held in Trust Account	$7,854,908	$—

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of interest expense on marketable securities held in Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated February 27, 2025, by and between the Company and Continental.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the accompanying statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the accompanying statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date through the date that the accompanying financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.