Form 10-Q
period 2026-03-31
Fifth Era Acquisition Corp I
filed 2026-05-15
CIK 2025401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 23,600,000 Class A Ordinary Shares, par value $0.0001 per share and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

FIFTH ERA ACQUISITION CORP I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 27, 2025, which we entered into with the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to March 3, 2027 (or such earlier date as determined by the Board) that we have to consummate an initial business combination, or (ii) such other period in which we must consummate an initial business combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Fifth Era Acquisition Corp I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Underwriting Fee” are to the additional fee of $10,950,000 to which the Underwriters are entitled, that is payable only upon the completion of our initial business combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our business combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 3, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 31 2024, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 31, 2025, as amended, and declared effective on February 27, 2025 (File No. 333-284616);

●	“Letter Agreement” are to the Letter Agreement, dated February 27, 2025, which we entered into with our Sponsor and our officers and directors;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Miotal Business Combination” are to the Merger (as defined below) and the other transactions contemplated by the Miotal Business Combination Agreement (as defined below);

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more business combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with Cantor, together;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the business combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 27, 2025, which we entered into with our Sponsor and certain security holders;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Fifth Era Acquisition Sponsor I LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 27, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$370,084	$543,258
Prepaid insurance	65,750	157,146
Prepaid expenses	144,051	2,500
Total current assets	579,885	702,904
Long-term prepaid insurance	—	26,191
Marketable securities held in Trust Account	239,946,351	237,854,908
Total Assets	$240,526,236	$238,584,003

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$3,764,091	$3,038,559
Accrued offering costs	—	75,000
Total current liabilities	3,764,091	3,113,559
Deferred underwriting fee	10,950,000	10,950,000
Total Liabilities	14,714,091	14,063,559

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.43 and $10.34 per share as of March 31, 2026 and December 31, 2025, respectively	239,946,351	237,854,908

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	60	60
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(14,135,033)	(13,335,291)
Total Shareholders’ Deficit	(14,134,206)	(13,334,464)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$240,526,236	$238,584,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$799,742	$119,286
Loss from operations	(799,742)	(119,286)

Other income:
Interest earned on marketable securities held in Trust Account	2,091,443	740,877

Net income	$1,291,701	$621,591

Weighted average shares outstanding, Class A Ordinary Shares	23,600,000	7,342,222
Basic net income per share, Class A Ordinary Shares	$0.04	$0.04
Weighted average shares outstanding, Class A Ordinary Shares	23,600,000	7,342,222
Diluted net income per share, Class A Ordinary Shares	$0.04	$0.04
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	6,977,778
Basic net income per share, Class B Ordinary Shares	$0.04	$0.04
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	7,666,667
Diluted net income per share, Class B Ordinary Shares	$0.04	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	600,000	$60	7,666,667	$767	$—	$(13,335,291)	$(13,334,464)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,091,443)	(2,091,443)

Net income	—	—	—	—	—	1,291,701	1,291,701

Balance – March 31, 2026 (unaudited)	600,000	$60	7,666,667	$767	$—	$(14,135,033)	$(14,134,206)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	7,666,667	$767	$24,233	$(76,899)	$(51,899)

Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000

Fair value of rights included in Public Units	—	—	—	—	4,140,000	—	4,140,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(295,218)	—	(295,218)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,868,955)	(10,274,583)	(20,143,538)

Net income	—	—	—	—	—	621,591	621,591

Balance – March 31, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(9,729,891)	$(9,729,064)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$1,291,701	$621,591
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	—	3,394
Interest earned on marketable securities held in Trust Account	(2,091,443)	(740,877)
Changes in operating assets and liabilities:
Prepaid insurance	13,095	(144,051)
Prepaid expenses	(63,250)	(21,913)
Long-term prepaid insurance	26,191	(157,146)
Accrued offering costs	(75,000)	—
Accounts payable and accrued expenses	725,532	23,391
Net cash used in operating activities	(173,174)	(415,611)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placement Units	—	6,000,000
Repayment of IPO Promissory Note - related party	—	(222,141)
Payment of offering costs	—	(344,042)
Net cash provided by financing activities	—	231,433,817

Net Change in Cash	(173,174)	1,018,206
Cash – Beginning of period	543,258	—
Cash – End of period	$370,084	$1,018,206

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$90,295
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs paid through IPO Promissory Note – related party	$—	$45,827
Deferred Underwriting Fee payable	$—	$10,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2026

Note 1 — Description of Organization and Business Operations

Fifth Era Acquisition Corp I is a blank check company incorporated as a Cayman Islands exempted corporation on May 22, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 22, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The IPO Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the SEC on January 31, 2025, as amended (File No. 333-284616), was declared effective on February 27, 2025. On March 3, 2025, the Company consummated the initial public offering of 23,000,000 Public Units at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option of 3,000,000 Option Units, generating gross proceeds of $230,000,000, as discussed in Note 3. Each Public Unit consists of one Public Share and one Public Right (right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 600,000 Private Placement Units to (i) the Company’s Sponsor and (ii) Cantor, the representative of the underwriters in the Initial Public Offering, at a price of $10.00 per Private Placement Unit, or $6,000,000 in the aggregate, as discussed in Note 4. Of the 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial business combination.

Transaction costs amounted to $15,557,879, consisting of $4,000,000 of cash underwriting fee, the Deferred Underwriting Fee of $10,950,000, and $607,879 of other offering costs.

The business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of the Deferred Underwriting Fee held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a business combination. However, the Company will only complete a business combination if the post- business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a business combination.

Following the closing of the Initial Public Offering, on March 3, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account, with Continental acting as trustee. The funds in the Trust Account are initially invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial business combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial business combination by March 3 2027, or such earlier liquidation date as the Company’s board of directors may approve, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Public Shares if the Company has not consummated an initial business combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was valued at $10.43 per Public Share as of March 31, 2026.

The Ordinary Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor and the Company’s officers and directors have entered into the Letter Agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with (x) the completion of the initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if the Company determines it is desirable to facilitate the completion of the initial business combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Public Shares if the Company has not consummated an initial business combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial business combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial business combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor will be able to satisfy those obligations.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2026, the Company had cash of $370,084 and a working capital deficit of $3,184,206. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination .

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of their officers and directors or their affiliates may, but are not obligated to, loan the Company the Working Capital Loans. If the Company completes a business combination, the Company will repay such Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements, and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $370,084 and $543,258 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $239,946,351 and $237,854,908, respectively, were held in money market funds which invest in U.S. Treasury securities.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assign value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights and Private Placement Rights were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights and Private Placement Rights were accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Redeemable Class A Ordinary Shares Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial business combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Class A Ordinary Shares issuance costs	(15,262,661)
Plus:
Remeasurement of carrying value to redemption value	27,257,569
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$237,854,908
Plus:
Remeasurement of carrying value to redemption value	2,091,443
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$239,946,351

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a business combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

The calculation of diluted net income per Ordinary Share does not consider the effect of the Rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 600,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per share Ordinary Share for the three months ended March 31, 2026 and 2025. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026		2025
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$974,973	$316,728	$318,705	$302,886
Denominator:
Weighted-average Ordinary Shares outstanding	23,600,000	7,666,667	7,342,222	6,977,778
Basic net income per Ordinary Share	$0.04	$0.04	$0.04	$0.04

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026		2025
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$974,973	$316,728	$304,077	$317,514
Denominator:
Weighted-average Ordinary Shares outstanding	23,600,000	7,666,667	7,342,222	7,666,667
Diluted net income per Ordinary Share	$0.04	$0.04	$0.04	$0.04

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

Note 5 — Related Party Transactions

Founder Shares

On May 22, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per Class B Ordinary Share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Founder Shares to the Sponsor. In December 2024, the Company effected a share dividend of 0.33 shares for each Class B Ordinary Share outstanding, resulting in holders of the Founder Shares prior to the Initial Public Offering holding an aggregate of 7,666,667 Founder Shares. The Founder Shares included an aggregate of up to 1,000,000 Class B Ordinary Shares that were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. On March 3, 2025, the Over-Allotment Option was exercised in full as part of the closing of the Initial Public Offering. As such, those 1,000,000 Founder Shares are no longer subject to forfeiture. On September 15, 2025, the Sponsor and Mitchell Mechigian, the Company’s chief executive officer (“Chief Executive Officer”), entered into a securities assignment agreement, pursuant to which, the Sponsor transferred to Mr. Mechigian an aggregate of 922,313 Class B Ordinary Shares. The Class B Ordinary Shares transferred to Mr. Mechigian were previously held by him indirectly through Fifth Era Management Sponsor LLC, the managing member of the Sponsor.

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

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. On March 3, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $222,141. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

The Company paid the Sponsor an amount of $21,550 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. Subsequently, on March 6, 2025, the Sponsor repaid the Company a total of $21,550. As of March 31, 2026 and December 31, 2025, there were no outstanding amounts due from the Sponsor.

Administrative Services Agreement

The Company entered into the Administrative Services Agreement with the managing member of the Sponsor, commencing on February 27, 2025, through the earlier of the Company’s consummation of initial business combination and its liquidation, to pay the managing member of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2026, the Company incurred $45,000 in fees for these services pursuant to the Administrative Services Agreement, of which $30,000 is included in accrued expenses in the accompanying condensed balance sheets. The Company did not use any of such amount as compensation to Mr. Mechigian. For the three months ended March 31, 2025, the Company incurred $16,071 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Underwriting Agreement

The underwriters had a 45-day Over-Allotment Option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On March 3, 2025, the underwriters elected to fully exercise the Over-Allotment Option to purchase an additional 3,000,000 Option Units at a price of $10.00 per Option Unit.

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

Miotal Business Combination Agreement

On April 7, 2026, the Company, Miotal SPAC HoldCo, Inc., a Cayman Islands exempted company (“Holdco”), PENNY Merger Sub, Inc., a Cayman Islands exempted company (“Merger Sub”) and SMT Holdings Limited, an Abu Dhabi Global Market Private Company Limited by Shares (“Miotal”) entered into the Miotal Business Combination Agreement (the “Miotal Business Combination Agreement”).

The Miotal Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Miotal.

The Business Combination

The Miotal Business Combination Agreement provides for, among other things, the following transactions: (i) Merger Sub will merge with and into the Company with the Company being the Surviving Company (as defined in the Miotal Business Combination Agreement) and a wholly-owned, direct Subsidiary (as defined in the Miotal Business Combination Agreement) of Holdco (the “Merger”), and (ii) as a result of the Merger, (x) each Class A Ordinary Share of the Company, par value $0.0001 per share after giving effect to the Exercise (as defined in the Miotal Business Combination Agreement), and each Class B Ordinary Share of the Company, issued and outstanding immediately prior to the Merger Effective Time (as defined in the Miotal Business Combination Agreement) will be converted into the right to receive one ordinary share of Holdco, par value $0.0001 per share (a “Holdco Ordinary Share”), and (y) each ordinary share of Miotal (the “Miotal Shares”) issued and outstanding immediately prior to the Merger Effective Time will be exchanged for a number of Holdco Ordinary Shares equal to $10 billion, with each Holdco Ordinary Share valued at $10.00 per share, subject to certain adjustments.

Miotal is a strategic metals platform focused on the acquisition, holding and monetization of high-purity, technology-grade materials and owns one of the largest known consolidated inventories of high-purity strategic metals, capable of supporting multi-year, sovereign-scale supply across defense and advanced technology applications.  Miotal’s current stockpile of such metals comprises ultrafine copper powder (6N purity), ultrafine nickel wire and lesser amounts of lutetium oxide, thulium oxide, holmium oxide, scandium oxide and niobium oxide , all of which Miotal estimates to have a total value of approximately $35 billion based on prevailing market prices of such metals.  Please note that the actual value of such metals may vary substantially based on prevailing market prices and conditions at the time of sale.

The Company expects the Miotal Business Combination to close in the second half of 2026, following receipt of the required approvals by the Company’s shareholders and Miotal’s shareholders, the fulfillment of regulatory requirements and the completion of other customary closing conditions.

Representations, Warranties and Covenants

The Miotal Business Combination Agreement contains representations, warranties and covenants of each of the parties to the agreement that are customary for transactions of this type. The parties have also agreed to take all action as may be necessary and use reasonable best efforts such that, as of the effective time of the Miotal Business Combination, the board of directors of the Surviving Company shall be the same as the members of the board of directors of Holdco. The Holdco board of directors will consist of seven directors comprised of: (i) the chief executive officer of Holdco, (ii) one director designated the Sponsor and (iii) five directors designated by Miotal.

Sponsor Support Agreement

Simultaneously with the execution of the Miotal Business Combination Agreement, the Company, the Sponsor, and Miotal entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, (i) to appear at each meeting of the shareholders of the Company and to vote in favor of each of the transaction proposals to be voted upon at the meeting of the Company shareholders, including approval of the Miotal Business Combination Agreement and the transactions contemplated thereby (including the Merger); (ii) that Sponsor shall comply with, and fully perform all of its obligations set forth in that certain Letter Agreement, dated February 27, 2025, by and among the Sponsor, the Company and the other parties thereto; (iii) during the period from which the Sponsor Support Agreement commences through the Expiration Date (as defined in the Sponsor Support Agreement), Sponsor shall not modify or amend any contracts between or among Sponsor, anyone related by blood, marriage or adoption to the Sponsor or any Affiliate (as defined in the Miotal Business Combination Agreement) of Sponsor (other than the Company or any of its subsidiaries), on the one hand, and the Company or any of the Company’s subsidiaries, other than as contemplated by the Miotal Business Combination Agreement or any Ancillary Documents (as defined in the Miotal Business Combination Agreement); and (iv) if the amount of the Company’s FERA Transaction Costs (as defined in the Miotal Business Combination Agreement) at the closing of the Miotal Business Combination exceed $15,000,000 at the Closing Date Costs (as defined in the Miotal Business Combination Agreement) and prior to the Merger Effective Time, to pay the amount of that excess or elect to have the number of Holdco Ordinary Shares otherwise distributable to Sponsor as Merger Consideration (as defined in the Miotal Business Combination Agreement) at the Effective Time reduced by such number of Holdco Ordinary Shares that represent the value of such excess amount (based on a value of $10.00 per share).

The foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the full Sponsor Support Agreement, filed as Exhibit 10.1 to this Report on Form 10-Q and incorporated by reference herein.

Conditions to Each Party’s Obligations

The obligation of the Company and Miotal to consummate the Miotal Business Combination is subject to certain closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint prohibiting the consummation of the Merger, (ii) the effectiveness of a Registration Statement on Form S-4 or F-4, as applicable, (the “Registration Statement”) registering the Holdco Ordinary Shares to be issued in the Merger, (iii) the required approvals of the Company’s shareholders, (iv) the approval by Nasdaq of the Company’s listing application in connection with the Miotal Business Combination, (v) no material adverse effect, as set forth in the Miotal Business Combination Agreement, shall have occurred that is continuing and uncured, and (vi) Miotal having consummated the Min Stockpile Sales (as defined in the Miotal Business Combination Agreement). The Miotal Business Combination Agreement also contains certain other customary closing conditions.

Termination

Each of the Company and Miotal may terminate the Miotal Business Combination Agreement at any time for any reason, by mutual consent. The Miotal Business Combination Agreement may otherwise be terminated by either party in certain circumstances set forth in the Miotal Business Combination Agreement.

If the Miotal Business Combination Agreement is validly terminated, none of the parties to the Miotal Business Combination Agreement will have any liability or any further obligation under the Miotal Business Combination Agreement, except in the case of Willful Breach or Fraud (each as defined in the Miotal Business Combination Agreement) and for customary obligations that survive the termination thereof (such as confidentiality obligations).

Where to Find the Miotal Business Combination Agreement

The foregoing description of the Miotal Business Combination Agreement is qualified in its entirety by reference to the Miotal Business Combination Agreement, filed as Exhibit 2.1 to this Report on Form 10-Q and incorporated by reference herein. it. The Miotal Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Miotal Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Miotal Business Combination Agreement are also modified in important part by the underlying disclosure schedules, which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to shareholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Accordingly, investors and security holders should not rely on the representations and warranties in the Miotal Business Combination Agreement as characterizations of the actual state of facts about the Company, Holdco, Merger Sub, or Miotal.

Miotal Registration Rights Agreement

At the Closing, it is anticipated that each of the Company, Sponsor, Holdco, Cantor, and the parties listed on Schedule A of such agreement thereto (collectively, the “Holders”) will deliver and enter into a registration rights agreement (the “Miotal Registration Rights Agreement”) pursuant to which, among other things, Holdco will file and maintain a registration statement registering the resale of shares held by the Holders no later than 45 days before the first expiration of a lock-up period under the Lock-Up Agreements (as defined below) signed by the Holders. Holdco will also provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The Miotal Registration Rights Agreement will also provide that Holdco will pay certain expenses relating to those registrations and indemnify the Holders against certain liabilities.

The foregoing description of the Miotal Registration Rights Agreement is qualified in its entirety by reference to the full Miotal Registration Rights Agreement, filed as Exhibit 10.2 to this Report on Form 10-Q and incorporated by reference herein.

Lock-Up Agreement

Simultaneously with the execution of the Miotal Business Combination Agreement, each of Holdco, Miotal, Merger Sub, the Sponsor, Cantor and certain of Miotal shareholders (as set forth on Schedule B of the Miotal Business Combination Agreement) entered into Lock-Up Agreements, dated as of April 7, 2026 (each a “Lock-Up Agreement”), pursuant to which, among other things, each of Holdco, Miotal, Merger Sub, the Sponsor and certain of Miotal shareholders agreed not to transfer any equity securities of Holdco held by any of them during the lock-up period(s) described therein, on the terms and subject to the conditions set forth therein.

The foregoing description of the Lock-Up Agreement is qualified in its entirety by reference to the full Lock-Up Agreement, filed as Exhibit 10.3 to this Report on Form 10-Q and incorporated by reference herein.

Share Exchange Agreement

Concurrently with the execution of the Miotal Business Combination Agreement, all of the holders of the issued and outstanding Miotal Shares have executed and delivered a share exchange agreement (a “Share Exchange Agreement”) with Holdco and Miotal, pursuant to which such holders will exchange their Miotal Shares for Holdco Ordinary Shares in accordance with the terms thereof.

The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the full Share Exchange Agreement, filed as Exhibit 10.4 to this Report on Form 10-Q and incorporated by reference herein.]

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

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

Holders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial business combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial business combination , two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level	March 31, 2026
Assets:
Marketable securities held in Trust Account	1	$239,946,351

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$237,854,908

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

Note 9 — Segment Information

FASB ASC Topic 280, ”Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a company’s Chief Operating Decision Maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

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

	March 31,	December 31,
	2026	2025
Marketable securities held in Trust Account	$239,946,351	$237,854,908
Cash	$370,084	$543,258

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$799,742	$119,286
Interest earned on marketable securities held in Trust Account	$2,091,443	$740,877

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

On April 7, 2026, the Company entered into the Miotal Business Combination Agreement. For more information about the Miotal Business Combination Agreement see Note 6.

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

On March 3, 2025, we consummated our IPO of 23,000,000 Public Units, including the full exercise of the Over-Allotment Option of 3,000,000 Option Units. Each Public Unit consists of one Public Share and one Public Right (right to receive one-tenth of one Class A Ordinary Share upon the consummation of our initial business combination). We sold the Public Units for $10.00 each , generating gross proceeds of $230,000,000.

Simultaneously with the closing of the IPO and pursuant to the private placement units purchase agreements we completed the sale of an aggregate of 600,000 Private Placement Units to the Sponsor and Cantor in the Private Placement for $10.00 each, generating gross proceeds of $6,000,000. Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units, and Cantor purchased 220,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Units, except as otherwise disclosed in the IPO registration statement.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require SPACs (such as us) to complete their initial business combination within 36 months of the effectiveness of our IPO registration statement. If we do not meet this requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in us to another sponsor entity, which may result in a change to our management.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 22, 2024 (inception) through March 31, 2026, have been (i) organizational activities and (ii) activities relating to the IPO and identifying and evaluating prospective acquisition candidates and activities in connection with the initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things).

For the three months ended March 31, 2026, we had a net income of $1,291,701, which consists of interest income on marketable securities held in the Trust Account of $2,091,443, partially offset by operating costs of $799,742.

For the three months ended March 31, 2025, we had a net income of $621,591, which consists of interest income on marketable securities held in the Trust Account of $740,877, partially offset by operating costs of $119,286.

Liquidity, Capital Resources and Going Concern

Following the IPO, including the full exercise of the Over-Allotment Option, and the Private Placement, we placed a total of $230,000,000 in the Trust Account. We incurred fees of $15,557,879, consisting of a $4,000,000 cash underwriting fee, a deferred underwriting fee of $10,950,000 and $607,879 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $173,174. Net income of $1,291,701 was affected by interest earned on marketable securities held in the Trust Account of $2,091,443. Changes in operating assets and liabilities provided $626,568 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $415,611. Net income of $612,964 was affected by interest earned on marketable securities held in the Trust Account of $740,877 and payment of operation costs through promissory note of $3,394. Changes in operating assets and liabilities used $291,092 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $239,946,351 (including $9,946,351 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which intertest shall be net of taxes payable and exclude the deferred underwriting fees), to complete our business combination. To the extent that we use our share capital or debt, in whole or in part, as consideration to complete our business combination, we will use the remaining proceeds held in the Trust Account as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of March 31, 2026, we had cash of $370,084 and a working capital deficit of $3,184,206. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We satisfied our liquidity needs through March 31, 2026, through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this report under Item 1. “Financial Statements” are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, management has determined that if we are unable to complete an initial business combination by the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Our management plans to consummate an initial business combination prior to the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 3, 2027. We cannot assure our shareholders that our plans to raise capital or to consummate an initial business combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 27, 2025, and until the completion of our business combination or liquidation, we reimburse the managing member of our Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026, we incurred $45,000 in fees for these services pursuant to the Administrative Services Agreement, of which we included $30,000 in accrued expenses in the condensed balance sheets of the unaudited condensed financial statements included in this report under Item 1. “Financial Statements”, and we used none of this amount for compensation to Mr. Mechigian. For the three months ended March 31, 2025, we incurred $16,071 in fees for these services pursuant to the Administrative Services Agreement, which we included in accrued expenses in the accompanying condensed balance sheets.

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

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the registration rights agreement, dated February 27, 2025, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any of their Founder Shares held by them if we fail to complete our initial business combination by the Combination Period. However, if they acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

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

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—”Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this report under Item 1. “Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” We classify Class A Ordinary Shares subject to mandatory redemption (if any) as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, we classify Class A Ordinary Shares as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, we present Class A Ordinary Shares subject to possible redemption at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets included in this report under Item 1. “Financial Statements”.

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per Ordinary Share is computed by dividing net income applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

We do not believe that any issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements and notes thereto included in this report under Item 1. “Financial Statements”.

Recent Developments

Changes to the Board of Directors and Executive Officers

On March 17, 2026, Gary Cookhorn resigned as a director of our board of directors, effective immediately. Mr. Cookhorn’s resignation did not result from any disagreement with the Company on any matter relating to our operations, policies or practices.

On March 20, 2026, our board of directors unanimously appointed Donald H. Putnam to serve as a director, effective immediately.

On May 8, 2026, Christopher Linn resigned as our Chief Financial Officer. Mr. Linn’s resignation did not result from any disagreement with the Company on any matter relating to our operations, policies or practices. On the same date, our board of directors appointed Christopher Nelson as our Chief Financial Officer, effective immediately.

Miotal Business Combination Agreement

On April 7, 2026, the Company entered into the Miotal Business Combination Agreement. For a full description of the Miotal Business Combination Agreement, Miotal Business Combination, and related ancillary agreements, please see Note 6 – “Commitments and Contingencies, Miotal Business Combination Agreement”.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property, other than as previously disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2026.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025, as filed with the SEC on May 9, 2025, August 12, 2025 and November 12, 2025, respectively and (iii) Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to the Miotal Business Combination and the Company

●	If the conditions to Closing (as defined in the Miotal Business Combination Agreement) in the Miotal Business Combination Agreement are not met, the Miotal Business Combination may not occur.

●	The Sponsor has entered into support agreements with us to vote in favor of the Miotal Business Combination.

●	Neither our board of directors nor any committee thereof obtained a third-party valuation in determining whether or not to pursue the Miotal Business Combination.

●	There are risks to Company shareholders becoming shareholders of Holdco through the Miotal Business Combination rather than acquiring securities of Miotal directly in an underwritten public offering, including no independent due diligence review by an underwriter and conflicts of interest of the Sponsor and its affiliates.

●	Our Initial Shareholders (as defined below), including our Sponsor and our directors and executive officers, have interests that may conflict with the interests of our shareholders, and accordingly, a conflict of interest may have existed in determining whether the Miotal Business Combination is appropriate as our initial business combination.

●	Our directors and executive officers may have a conflict of interest when determining whether to agree to changes to or waive provisions of the Miotal Business Combination Agreement.

●	Miotal shareholders will have significant influence over Holdco after completion of the Miotal Business Combination.

●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share (which was the offering price in the IPO).

●	If we become subject to bankruptcy proceedings after distributing the proceeds in the Trust Account to our Public Shareholders, the bankruptcy court may seek to recover those proceeds.

●	Nasdaq may not list Holdco’s securities on its exchange, which could limit investors’ ability to make transactions in Holdco’s securities and subject Holdco to additional trading restrictions.

●	A Public Shareholder who wishes to redeem its Public Shares must comply with specific requirements for redemption that, if not complied with, may prevent that Public Shareholder from redeeming its Public Shares for a pro rata portion of the funds held in the Trust Account.

●	If a Public Shareholder fails to receive notice of our offer to redeem Public Shares in connection with the Miotal Business Combination or fails to comply with the procedures for tendering its shares, its shares may not be redeemed.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete the Miotal Business Combination even if a substantial majority of our shareholders do not support it.

●	There is no guarantee that a shareholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account will put the shareholder in a better future economic position.

●	Period, we will cease all operations and wind up our business, in which case our Public Shareholders would only receive the available funds in the Trust Account and the Rights would expire worthless.

●	If we do not consummate an initial business combination by March 3, 2027, such later date if the shareholders of Company approve an extension of such date, or such earlier date as determined by our board of directors,, our Public Shareholders may be forced to wait until after that date to receive redemption proceeds from the Trust Account.

 If the conditions to Closing (as defined in the Miotal Business Combination Agreement) in the Miotal Business Combination Agreement are not met, the Miotal Business Combination may not occur.

Even if our and Miotal’s shareholders approve the Miotal Business Combination, additional specified conditions must be satisfied or waived before the parties to the Miotal Business Combination Agreement are obligated to complete the Miotal Business Combination. We and Miotal may not satisfy all of the closing conditions in the Miotal Business Combination Agreement. If the closing conditions are not satisfied or waived, the Miotal Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause us and Miotal to each lose some or all of the intended benefits of the Miotal Business Combination.

The Sponsor has entered into support agreements with us to vote in favor of the Miotal Business Combination.

Unlike some other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial business combination, the Sponsor, pursuant to the Sponsor Support Agreement, has agreed, among other things, to pay specified FERA Transaction Costs and vote in favor of the Miotal Business Combination and the transactions contemplated thereby (including the Merger).

Neither our board of directors nor any committee thereof obtained a third-party valuation in determining whether or not to pursue the Miotal Business Combination.

Neither board of directors nor any of its committees is required to obtain an opinion from an independent investment banking or accounting firm that the price that we are paying for Miotal is fair to our shareholders from a financial point of view. Neither our board of directors nor any of its committees obtained a third party valuation in connection with the Miotal Business Combination. The Company Board and management concluded that the Miotal Business Combination was in the best interest of our shareholders and that the valuation was appropriate based on qualitative factors and quantitative factors that were determined appropriate by our board of directors and management. Accordingly, investors will be relying solely on the judgment of our board of directors and management in valuing Miotal, and our board of directors and management may not have properly valued Miotal’s business or valued Miotal differently than either a third-party valuation firm or any particular investor. The lack of a third-party valuation may also lead an increased number of shareholders to demand redemption of their shares, which could potentially impact our ability to consummate the Miotal Business Combination or reduce the public float and therefore liquidity of the public trading market.

There are risks to Company shareholders becoming shareholders of Holdco through the Miotal Business Combination rather than acquiring securities of Miotal directly in an underwritten public offering, including no independent due diligence review by an underwriter and conflicts of interest of the Sponsor and its affiliates.

Because there is no independent third-party underwriter involved in the Miotal Business Combination or the issuance of Holdco Ordinary Shares in connection with the Miotal Business Combination, holders of Ordinary Shares and Rights will not receive the benefit of any outside independent review of our and Miotal’s respective finances and operations.

In a traditional underwritten public offering, an issuer initially sells its securities to the public market via one or more underwriters, who purchase such securities on a firm commitment basis and distribute or resell them to the public. Investors in such an offering benefit from the role played by underwriters. Underwriters have liability under the U.S. securities laws for material misstatements or omissions in a registration statement pursuant to which an issuer sells securities in an underwritten offering. Because the underwriters have a “due diligence” defense to such liability by, among other things, conducting a reasonable investigation, the underwriters and their counsel conduct a due diligence investigation of the issuer as part of the underwriting process. Due diligence entails engaging legal, financial and other experts to perform an investigation as to the accuracy of an issuer’s disclosure regarding, among other things, its business and financial results. Auditors of the issuer will also deliver a “comfort” letter to the underwriters with respect to the financial information contained in the registration statement. In making their investment decision, investors in an underwritten public offering have the benefit of such diligence.

While sponsors, private investors and management in a business combination involving a special purpose acquisition company like ours conduct due diligence on the target company, it is not necessarily the same level of due diligence undertaken by an underwriter in a public securities offering and, therefore, there could be a heightened risk of an incorrect valuation of Miotal’s business or material misstatements or omissions in the proxy statement/prospectus to be filed in connection with the business combination.

In addition, because there are no underwriters engaged in connection with the Miotal Business Combination, prior to the opening of trading on the Nasdaq on the trading day immediately following the closing of the Miotal Business Combination, there will be no traditional “roadshow” or book building process, and no price at which underwriters initially sold shares to the public to help inform efficient and sufficient price discovery with respect to the initial post-closing trades on the Nasdaq. Therefore, buy and sell orders submitted prior to and at the opening of initial post-closing trading of the Holdco Ordinary Shares will not have the benefit of being informed by a published price range or a price at which the underwriters initially sold shares to the public, as would be the case in an underwritten initial public offering.

There will be no underwriters assuming risk in connection with an initial resale of Holdco’s Ordinary Shares or helping to stabilize, maintain or affect the public price of Holdco Ordinary Shares following the closing of the Miotal Business Combination. Moreover, none of us, Miotal, nor Holdco will engage in, and has not and will not, directly or indirectly, request financial advisors to engage in, any special selling efforts or stabilization or price support activities in connection with the Holdco Ordinary Shares that will be outstanding immediately following the closing of the Miotal Business Combination. In addition, since Miotal will become public through a merger with a special purpose acquisition company, securities analysts of major brokerage firms may not provide coverage of Holdco since there is no incentive to brokerage firms to recommend the purchase of Holdco Ordinary Shares. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of Holdco. All of these differences from an underwritten public offering of Holdco Ordinary Shares could result in a more volatile price for such Holdco Ordinary Shares.

Such differences from an underwritten public offering may present material risks to unaffiliated investors that would not exist if Miotal became a publicly listed company through an underwritten initial public offering instead of upon completion of the Miotal Business Combination.

Our Initial Shareholders, including our Sponsor and our directors and executive officers, have interests that may conflict with the interests of our shareholders, and accordingly, a conflict of interest may have existed in determining whether the Miotal Business Combination is appropriate as our initial business combination.

Shareholders should keep in mind that the Sponsor and certain members of our board of directors and the Sponsor, including its directors and officers, have interests that are different from, or in addition to, those of our Public Shareholders generally and that these interests may conflict with the interests of our Public Shareholders.

The personal and financial interests of our Sponsor and our directors and officers may have influenced their motivation in identifying and selecting Miotal as a business combination target and completing an initial business combination with Miotal. In addition, the personal and financial interests of our Sponsor and our directors and officers may have created a conflict of interest as they negotiated the terms, conditions and timing of the Miotal Business Combination and determined whether they were appropriate and in the best interest of our shareholders. Our shareholders should consider these interests as they evaluate the recommendations of our board of directors to vote for the proposals.

Our directors and executive officers may have a conflict of interest when determining whether to agree to changes to or waive provisions of the Miotal Business Combination Agreement.

In the period leading up to the closing of the Miotal Business Combination, events may occur that would require the amendment of the Miotal Business Combination Agreement or that we provide consents or waivers under the Miotal Business Combination Agreement. These could include changes in the course of Miotal’s business, a request by Miotal to undertake actions that would otherwise be prohibited by the terms of the Miotal Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Miotal’s business and would entitle us to terminate the Miotal Business Combination Agreement. In any of these circumstances, we would have the discretion, acting through our board of directors, to grant its consent or to waive those rights. The existence of financial and personal interests of our directors and executive officers to consummate the Miotal Business Combination may result in these directors and officers having a conflict of interest between what may be best for us and our shareholders and what is in the self-interest of these directors and officers.

Miotal shareholders will have significant influence over Holdco after completion of the Miotal Business Combination.

Upon the completion of the Miotal Business Combination, Miotal shareholders will collectively own a super-majority of the outstanding Holdco Ordinary Shares. Some of these persons or entities may have interests different than yours. For example, because many of these shareholders purchased their shares at prices substantially below the price at which we sold Public Shares in our IPO, they may be more interested in selling Holdco to an acquirer than other investors or they may want Holdco to pursue strategies that deviate from the interests of other shareholders.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share (which was the offering price in the IPO).

Placing funds in the Trust Account may not protect those funds from third-party claims. Although we will seek to have all vendors, service providers (other than the independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute these agreements or even if they execute these agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that the third party’s engagement would be significantly more beneficial to us than any alternative.

Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share amount that our Public Shareholders would receive in connection with our liquidation may be reduced.

If we become subject to bankruptcy proceedings after distributing the proceeds in the Trust Account to our Public Shareholders, the bankruptcy court may seek to recover those proceeds.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions that the Public Shareholders have received could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our Public Shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing us and our board of directors to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Additionally, the proceeds held in the Trust Account could be subject to applicable bankruptcy law and may be included in the bankruptcy estate and subject to the claims of third parties with priority over the claims of the shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by the Public Shareholders in connection with our liquidation may be reduced.

Nasdaq may not agree to list Holdco’s securities on its exchange, which could limit investors’ ability to make transactions in Holdco’s securities and subject Holdco to additional trading restrictions.

An active trading market for Holdco’s securities following the Miotal Business Combination may never develop or, if developed, it may not be sustained. In connection with the Miotal Business Combination, in order to continue to maintain the listing of our securities on Nasdaq, we will be required to demonstrate compliance with Nasdaq’s listing requirements. We will apply to have Holdco’s securities listed on Nasdaq upon consummation of the Miotal Business Combination. It is not certain that Holdco will be able to meet all listing requirements. Even if Holdco’s securities are listed on Nasdaq, Holdco may be unable to maintain the listing of its securities in the future.

If Holdco fails to meet the listing requirements, and Nasdaq does not list its securities on its exchange, Miotal would not be required to consummate the Miotal Business Combination. In the event that Miotal elected to waive this condition, and the Miotal Business Combination were consummated without Holdco’s securities being listed on the Nasdaq or on another national securities exchange, Holdco could face significant material adverse consequences, including:

●	a limited availability of market quotations for Holdco’s securities;

●	reduced liquidity for Holdco’s securities;

●	a determination that Holdco Ordinary Shares is a “penny stock” which will require brokers trading in Holdco Ordinary Share to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Holdco’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996 (“NSMIA”), which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are listed on a stock exchange and referred to as “covered securities.” If Holdco’s securities were not listed on Nasdaq, such securities would not qualify as covered securities, and we would be subject to regulation in each state in which Holdco’s securities are offered because NSMIA does not preempt states from regulating the sale of securities that are not covered securities.

A Public Shareholder who wishes to redeem its Public Shares must comply with specific requirements for redemption that, if not complied with, may prevent that Public Shareholder from redeeming its Public Shares for a pro rata portion of the funds held in the Trust Account.

A Public Shareholder will be entitled to receive cash for any Public Shares to be redeemed only if it: (i) holds Public Shares; (ii) submits a written request to Continental, our transfer agent, in which it (a) requests that we redeem all or a portion of its Public Shares for cash, and (b) identifies itself as a beneficial holder of the Public Shares and provides its legal name, phone number and address; and (iii) delivers its Public Shares to Continental, our transfer agent, physically or electronically through the Depository Trust Company (“DTC”). Public Shareholders must complete the procedures for electing to redeem their Public Shares in the manner described above prior to 5:00 p.m., Eastern Time, two business days before the Company shareholders’ meeting, in order for their shares to be redeemed. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and Continental will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, public shareholders who wish to redeem their Public Shares may be unable to obtain physical certificates by the deadline for exercising their redemption rights and thus will be unable to redeem their shares.

If the Miotal Business Combination is consummated, and if a Public Shareholder properly exercises its right to redeem all or a portion of the Public Shares that it holds and timely delivers its shares to Continental, our transfer agent, we will redeem those Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Miotal Business Combination, including any interest earned on the Trust Account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares, subject to certain limitations.

If a Public Shareholder fails to receive notice of our offer to redeem Public Shares in connection with the Miotal Business Combination or fails to comply with the procedures for tendering its shares, its shares may not be redeemed.

If, despite our compliance with the proxy rules, a Public Shareholder fails to receive our proxy materials, such Public Shareholder may not become aware of the opportunity to redeem its Public Shares. In addition, the proxy materials that we are furnishing to holders of Company Ordinary Shares in connection with the Miotal Business Combination describes the various procedures that must be complied with in order to validly redeem the Public Shares. In the event that a Public Shareholder fails to comply with these procedures, its Public Shares may not be redeemed.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete the Miotal Business Combination even if a substantial majority of our shareholders do not support it.

Our Amended and Restated Articles do not provide a specified maximum redemption threshold. In addition, after the redemptions completed in connection with any amendment to our charter to extend our Combination Period, the Sponsor and independent directors collectively own a sufficient number of shares to approve the Miotal Business Combination without the approval of a majority of our Public Shareholders. As a result, we may be able to complete the Miotal Business Combination even though a substantial majority of the Public Shareholders do not agree with the transaction and have redeemed their shares or have entered into privately negotiated agreements to sell their shares to the Sponsor, directors, officers, advisors or their affiliates.

There is no guarantee that a shareholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account will put the shareholder in a better future economic position.

We can give no assurance as to the price at which a shareholder may be able to sell its Holdco Ordinary Shares in the future following the completion of the Miotal Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the Miotal Business Combination, may cause an increase in Holdco’s share price, and may result in a lower value realized now than a shareholder of Holdco might realize in the future had the shareholder not redeemed its shares. Similarly, if a shareholder does not redeem its shares, the shareholder will bear the risk of ownership of the Holdco Ordinary Shares after the consummation of the Miotal Business Combination, and there can be no assurance that a shareholder can sell its shares in the future for a greater amount than the redemption price. A shareholder should consult its own financial advisor for assistance on how this may affect his, her or its individual situation.

If we do not complete this or another initial business combination by the Combination Period, we will cease all operations and wind up our business, in which case our Public Shareholders would only receive the available funds in the Trust Account and the Rights would expire worthless.

If we are not able to complete the Miotal Business Combination nor able to complete another business combination by March 3, 2027, such later date if the shareholders of the Company approve an extension of such date, or such earlier date as determined by our board of directors, we will cease operations and redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares, subject to certain limitations. The redemption will completely extinguish Public Shareholders’ rights as shareholders and any opportunity to participate in a future business combination. In such an event, the Rights would expire worthless.

If we do not consummate an initial business combination by March 3, 2027, such later date if the shareholders of Company approve an extension of such date, or such earlier date as determined by our board of directors, our Public Shareholders may be forced to wait until after that date to receive redemption proceeds from the Trust Account.

If we are unable to consummate the initial business combination by March 3, 2027, such later date if the shareholders of the Company approve an extension of such date, or such earlier date as determined by our board of directors, we will liquidate, wind up and distribute funds from the Trust Account to redeem the Public Shares. Winding up, liquidation and distribution must comply with Cayman Islands law and other administration, and as such, a Public Shareholder may be forced to wait for some period beyond March 3, 2027, such later date if the shareholders of the Company approve an extension of such date, or such earlier date as determined by our board of directors, before the redemption proceeds of the Trust Account become available to it, and it receives the return of its pro rata portion of the proceeds from the Trust Account. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we do not complete the initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We sold no unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering on March 3, 2025, and pursuant to the Private Placement Units Purchase Agreements, we sold an aggregate of 600,000 Private Placement Units to the Sponsor and Cantor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,000,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right. Of these 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units, and Cantor purchased 220,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. We did not pay any underwriting discounts or commissions in such sale. The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no proceeds from any offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 12, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliate repurchased any of our equity securities during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, this Report.

No.	Description of Exhibit
2.1	Miotal Business Combination Agreement, dated as of April 7, 2026, by and among Fifth Era Acquisition Corp I, Miotal SPAC HoldCo, Inc., PENNY Merger Sub, Inc. and SMT Holdings Limited. (filed as exhibit 2.1 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)***
10.1	Sponsor Support Agreement, dated as of April 7, 2026, by and among Fifth Era Acquisition Corp I, Fifth Era Acquisition Sponsor I LLC, and SMT Holdings Limited. (filed as exhibit 10.1 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
10.2	Form of Registration Rights Agreement. (filed as exhibit 10.2 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
10.3	Form of Lock-Up Agreement. (filed as exhibit 10.3 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
10.4	Form of Share Exchange Agreement. (filed as exhibit 10.4 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
** ***

Furnished herewith.

Certain of the exhibits and schedules have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request. Exhibits A, B, C and D to the Miotal Business Combination Agreement have been omitted from Exhibit 2.1, as such exhibits are filed as Exhibits 10.1, 10.4, 10.3 and 10.2 hereto, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIFTH ERA ACQUISITION CORP I

Dated: May 15, 2026	By:	/s/ Mitchell Mechigian
	Name:	Mitchell Mechigian
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Christopher Nelson
	Name:	Christopher Nelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)