Form 10-Q
period 2026-06-30
Fifth Era Acquisition Corp I
filed 2026-08-13
CIK 2025401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 23,600,000 Class A Ordinary Shares, par value $0.0001 per share and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

FIFTH ERA ACQUISITION CORP I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025 and for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and 2025 and for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	33

Item 6.	Exhibits.	33

SIGNATURES		34

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 27, 2025, which we entered into with the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to March 3, 2027 (or such earlier date as determined by the Board) that we have to consummate an initial business combination, or (ii) such other period in which we must consummate an initial business combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Fifth Era Acquisition Corp I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Underwriting Fee” are to the additional fee of $10,950,000 to which the Underwriters are entitled, that is payable only upon the completion of our initial business combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our business combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 3, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 31 2024, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 31, 2025, as amended, and declared effective on February 27, 2025 (File No. 333-284616);

●	“Letter Agreement” are to the Letter Agreement, dated February 27, 2025, which we entered into with our Sponsor and our officers and directors;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Miotal Business Combination” are to the Merger (as defined below) and the other transactions contemplated by the Miotal Business Combination Agreement (as defined below);

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more business combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with Cantor, together;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the business combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 27, 2025, which we entered into with our Sponsor and certain security holders;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Fifth Era Acquisition Sponsor I LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 27, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$157,686	$543,258
Prepaid insurance	50,000	157,146
Prepaid expenses	104,764	2,500
Total current assets	312,450	702,904
Long-term prepaid insurance	—	26,191
Marketable securities held in Trust Account	242,070,218	237,854,908
Total Assets	$242,382,668	$238,584,003

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,304,657	$3,038,559
Accrued offering costs	—	75,000
Total current liabilities	4,304,657	3,113,559
Deferred underwriting fee	10,950,000	10,950,000
Total Liabilities	15,254,657	14,063,559

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.52 and $10.34 per share as of June 30, 2026 and December 31, 2025, respectively	242,070,218	237,854,908

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	60	60
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(14,943,034)	(13,335,291)
Total Shareholders’ Deficit	(14,942,207)	(13,334,464)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$242,382,668	$238,584,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$808,001	$1,509,847	$1,607,743	$1,629,133
Loss from operations	(808,001)	(1,509,847)	(1,607,743)	(1,629,133)

Other income:
Interest earned on marketable securities held in Trust Account	2,123,867	2,405,626	4,215,310	3,146,503

Net income	$1,315,866	$895,779	$2,607,567	$1,517,370

Weighted average shares outstanding, Class A Ordinary Shares	23,600,000	23,600,000	23,600,000	15,516,022
Basic net income per share, Class A Ordinary Shares	$0.04	$0.03	$0.08	$0.07
Weighted average shares outstanding, Class A Ordinary Shares	23,600,000	23,600,000	23,600,000	15,516,022
Diluted net income per share, Class A Ordinary Shares	$0.04	$0.03	$0.08	$0.07
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	7,666,667	7,666,667	7,324,126
Basic net income per share, Class B Ordinary Shares	$0.04	$0.03	$0.08	$0.07
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	7,666,667	7,666,667	7,666,667
Diluted net income per share, Class B Ordinary Shares	$0.04	$0.03	$0.08	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	600,000	$60	7,666,667	$767	$—	$(13,335,291)	$(13,334,464)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,091,443)	(2,091,443)

Net income	—	—	—	—	—	1,291,701	1,291,701

Balance – March 31, 2026 (unaudited)	600,000	60	7,666,667	767	—	(14,135,033)	(14,134,206)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,123,867)	(2,123,867)

Net income	—	—	—	—	—	1,315,866	1,315,866

Balance – June 30, 2026 (unaudited)	600,000	$60	7,666,667	$767	$—	$(14,943,034)	$(14,942,207)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	7,666,667	$767	$24,233	$(76,899)	$(51,899)

Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000

Fair value of rights included in Public Units	—	—	—	—	4,140,000	—	4,140,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(295,218)	—	(295,218)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,868,955)	(10,274,583)	(20,143,538)

Net income	—	—	—	—	—	621,591	621,591

Balance – March 31, 2025 (unaudited)	600,000	60	7,666,667	767	—	(9,729,891)	(9,729,064)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,405,626)	(2,405,626)

Net income	—	—	—	—	—	895,779	895,779

Balance – June 30, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(11,239,738)	$(11,238,911)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$2,607,567	$1,517,370
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	—	3,394
Interest earned on marketable securities held in Trust Account	(4,215,310)	(3,146,503)
Changes in operating assets and liabilities:
Prepaid insurance	52,382	(104,764)
Prepaid expenses	(47,500)	(58,982)
Long-term prepaid insurance	26,191	(157,146)
Accrued offering costs	(75,000)	(6,000)
Accounts payable and accrued expenses	1,266,098	1,369,732
Net cash used in operating activities	(385,572)	(582,899)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placement Units	—	6,000,000
Repayment of IPO Promissory Note - related party	—	(222,141)
Payment of offering costs	—	(344,042)
Net cash provided by financing activities	—	231,433,817

Net Change in Cash	(385,572)	850,918
Cash – Beginning of period	543,258	—
Cash – End of period	$157,686	$850,918

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$84,295
Deferred offering costs paid through IPO Promissory Note – related party	$—	$45,827
Deferred Underwriting Fee payable	$—	$10,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2026

Note 1 — Description of Organization and Business Operations

Fifth Era Acquisition Corp I is a blank check company incorporated as a Cayman Islands exempted corporation on May 22, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 22, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The IPO Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the SEC on January 31, 2025 (File No. 333-284616), was declared effective on February 27, 2025. On March 3, 2025, the Company consummated the initial public offering of 23,000,000 Public Units at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option of 3,000,000 Option Units, generating gross proceeds of $230,000,000, as discussed in Note 3. Each Public Unit consists of one Public Share and one Public Right (right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial business combination).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 600,000 Private Placement Units to (i) the Company’s Sponsor and (ii) Cantor, the representative of the underwriters in the Initial Public Offering, at a price of $10.00 per Private Placement Unit, or $6,000,000 in the aggregate, as discussed in Note 4. Of the 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share and one Private Placement Right (one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial business combination).

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

Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial business combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial business combination by March 3, 2027, or such earlier liquidation date as the Company’s board of directors may approve, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Public Shares if the Company has not consummated an initial business combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was valued at $10.52 per Public Share as of June 30, 2026.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2026, the Company had cash of $157,686 and a working capital deficit of $3,992,207. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $157,686 and $543,258 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $242,070,218 and $237,854,908, respectively, were held in money market funds which invest in U.S. Treasury securities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Redeemable Class A Ordinary Shares Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial business combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Class A Ordinary Shares issuance costs	(15,262,661)
Plus:
Remeasurement of carrying value to redemption value	27,257,569
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$237,854,908
Plus:
Remeasurement of carrying value to redemption value	2,091,443
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$239,946,351
Plus:
Remeasurement of carrying value to redemption value	2,123,867
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$242,070,218

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

The calculation of diluted net income per Ordinary Share does not consider the effect of the Rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 600,000 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per share Ordinary Share for the three and six months ended June 30, 2026 and 2025. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$993,212	$322,654	$676,132	$219,647	$1,968,185	$639,382	$1,030,797	$486,573
Denominator:
Weighted-average Ordinary Shares outstanding	23,600,000	7,666,667	23,600,000	7,666,667	23,600,000	7,666,667	15,516,022	7,324,126
Basic net income per Ordinary Share	$0.04	$0.04	$0.03	$0.03	$0.08	$0.08	$0.07	$0.07

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$993,212	$322,654	$676,132	$219,647	$1,968,185	$639,382	$1,015,566	$501,804
Denominator:
Weighted-average Ordinary Shares outstanding	23,600,000	7,666,667	23,600,000	7,666,667	23,600,000	7,666,667	15,516,022	7,666,667
Diluted net income per Ordinary Share	$0.04	$0.04	$0.03	$0.03	$0.08	$0.08	$0.07	$0.07

Recent Accounting Pronouncements

Management does not believe that any issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering, on March 3, 2025, the Company sold 23,000,000 Public Units, which includes a full exercise by the underwriters of their Over-Allotment Option amounting to 3,000,000 Option Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right, where a Public Right grants the holder the right to receive one-tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial business combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, where a Private Placement Right grants the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial business combination. Of those 600,000 Private Placement Units, the Sponsor purchased 380,000 Private Placement Units and Cantor purchased 220,000 Private Placement Units. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

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

Due from Sponsor

The Company paid the Sponsor an amount of $21,550 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. Subsequently, on March 6, 2025, the Sponsor repaid the Company a total of $21,550. As of June 30, 2026 and December 31, 2025, there were no outstanding amounts due from the Sponsor.

Administrative Services Agreement

The Company entered into the Administrative Services Agreement with the managing member of the Sponsor, commencing on February 27, 2025, through the earlier of the Company’s consummation of initial business combination and its liquidation, to pay the managing member of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $90,000, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which $30,000 is included in accrued expenses in the accompanying condensed balance sheets. The Company did not use any of such amount as compensation to Mr. Mechigian. For the three and six months ended June 30, 2025, the Company incurred $45,000 and $61,071, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial business combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial business combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and Iran and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial business combination.

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

The underwriters of the Company’s IPO were entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units, excluding any proceeds from the exercise of the Over-Allotment Option), which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a Deferred Underwriting Fee of 4.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account (excluding any proceeds from the exercise of the Over-Allotment Option) and 6.50% of the gross proceeds sold pursuant to the Over-Allotment Option, or $10,950,000 in the aggregate, payable upon the completion of the initial business combination subject to the terms of the underwriting agreement, dated February 27, 2025 by and between the Company and Cantor.

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

Miotal is a strategic metals platform focused on the acquisition, holding and monetization of high-purity, technology-grade materials and owns one of the largest known consolidated inventories of high-purity strategic metals, capable of supporting multi-year, sovereign-scale supply across defense and advanced technology applications. Miotal’s current stockpile of such metals comprises ultrafine copper powder (6N purity), ultrafine nickel wire and lesser amounts of lutetium oxide, thulium oxide, holmium oxide, scandium oxide and niobium oxide, all of which Miotal estimates to have a total value of approximately $35 billion based on prevailing market prices of such metals. Please note that the actual value of such metals may vary substantially based on prevailing market prices and conditions at the time of sale.

The Company expects the Miotal Business Combination to close in the second half of 2026, following receipt of the required approvals by the Company’s shareholders and Miotal’s shareholders, the fulfillment of regulatory requirements and the completion of other customary closing conditions.

Representations, Warranties and Covenants

The Miotal Business Combination Agreement contains representations, warranties and covenants of each of the parties to the agreement that are customary for transactions of this type. The parties have also agreed to take all action as may be necessary and use reasonable best efforts such that, as of the effective time of the Miotal Business Combination, the board of directors of the Surviving Company shall be the same as the members of the board of directors of Holdco. The Holdco board of directors will consist of seven directors comprised of: (i) the chief executive officer of Holdco, (ii) one director designated by the Sponsor and (iii) five directors designated by Miotal.

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

Where to Find the Miotal Business Combination Agreement

The foregoing description of the Miotal Business Combination is qualified in its entirety by reference to the Miotal Business Combination Agreement, filed as Exhibit 2.1 to this Report on Form 10-Q and incorporated by reference herein. The Miotal Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Miotal Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Miotal Business Combination Agreement are also modified in important part by the underlying disclosure schedules, which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to shareholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Accordingly, investors and security holders should not rely on the representations and warranties in the Miotal Business Combination Agreement as characterizations of the actual state of facts about the Company, Holdco, Merger Sub or Miotal.

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

The foregoing description of the Share Exchange Agreement is qualified in its entirety by reference to the full Share Exchange Agreement, filed as Exhibit 10.4 to this Report on Form 10-Q and incorporated by reference herein.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

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

Rights

Except in cases where the Company is not the surviving company in a business combination, each holder of a Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the business combination. If the Company is unable to complete the initial business combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless. Rights do not have redemption rights and are not entitled to receive distributions from the Trust Account in connection with the redemption of Public Shares.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level	June 30, 2026
Assets:
Marketable securities held in Trust Account	1	$242,070,218

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$237,854,908

The fair value of the Public Rights issued in the Initial Public Offering was $4,140,000, or $0.18 per Public Right. The fair value of the Public Rights was determined using a discounted cash-flow model and was classified as a Level 3 fair value measurement due to the use of significant unobservable inputs. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding the significant unobservable inputs used in the valuation of the Public Rights issued in the Initial Public Offering:

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

	June 30,	December 31,
	2026	2025
Marketable securities held in Trust Account	$242,070,218	$237,854,908
Cash	$157,686	$543,258

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$808,001	$1,509,847	$1,607,743	$1,629,133
Interest earned on marketable securities held in Trust Account	$2,123,867	$2,405,626	$4,215,310	$3,146,503

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

On March 3, 2025, we consummated our IPO of 23,000,000 Public Units, including the full exercise of the Over-Allotment Option of 3,000,000 Option Units. Each Public Unit consists of one Public Share and one Public Right (right to receive one-tenth of one Class A Ordinary Share upon the consummation of our initial business combination). We sold the Public Units for $10.00 each, generating gross proceeds of $230,000,000.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require SPACs (such as us) to complete their initial business combination within 36 months of the effectiveness of our IPO registration statement. If we do not meet this requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in us to another sponsor entity, which may result in a change to our management.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 22, 2024 (inception) through June 30, 2026, have been (i) organizational activities and (ii) activities relating to the IPO and identifying and evaluating prospective acquisition candidates and activities in connection with the initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things).

For the three months ended June 30, 2026, we had a net income of $1,315,866, which consists of interest income on marketable securities held in the Trust Account of $2,123,867, partially offset by operating costs of $808,001.

For the three months ended June 30, 2025, we had a net income of $895,779, which consists of interest income on marketable securities held in the Trust Account of $2,405,626, partially offset by operating costs of $1,509,847.

For the six months ended June 30, 2026, we had a net income of $2,607,567, which consists of interest income on marketable securities held in the Trust Account of $4,215,310, partially offset by operating costs of $1,607,743.

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

For the six months ended June 30, 2026, cash used in operating activities was $385,572. Net income of $2,607,567 was affected by interest earned on marketable securities held in the Trust Account of $4,215,310. Changes in operating assets and liabilities provided $1,222,171 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $582,899. Net income of $1,517,370 was affected by interest earned on marketable securities held in the Trust Account of $3,146,503 and payment of operation costs through promissory note of $3,394. Changes in operating assets and liabilities provided $1,042,840 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $242,070,218 (including $12,070,218 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which intertest shall be net of taxes payable and exclude the deferred underwriting fees), to complete our business combination. To the extent that we use our share capital or debt, in whole or in part, as consideration to complete our business combination, we will use the remaining proceeds held in the Trust Account as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026, we had cash of $157,686 and a working capital deficit of $3,992,207. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We satisfied our liquidity needs through June 30, 2026, through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 27, 2025, and until the completion of our business combination or liquidation, we reimburse the managing member of our Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred $45,000 and $90,000, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which we included $30,000 in accrued expenses in the condensed balance sheets of the unaudited condensed financial statements included in this report under Item 1. “Financial Statements”, and we used none of this amount for compensation to Mr. Mechigian. For the three and six months ended June 30, 2025, we incurred $45,000 and $61,071, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which such amount is included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property, other than as previously disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2026.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 September 30, 2025, and March 31, 2026 as filed with the SEC on May 9, 2025, August 12, 2025, November 12, 2025 and May 15, 2026, respectively and (iii) Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to the Miotal Business Combination and the Company

●	If the conditions to Closing (as defined in the Miotal Business Combination Agreement) in the Miotal Business Combination Agreement are not met, the Miotal Business Combination may not occur.

●	The Sponsor has entered into support agreements with us to vote in favor of the Miotal Business Combination.

●	Neither our Board of Directors nor any committee thereof obtained a third-party valuation in determining whether or not to pursue the Miotal Business Combination.

●	There are risks to Company shareholders becoming shareholders of Holdco through the Miotal Business Combination rather than acquiring securities of Miotal directly in an underwritten public offering, including no independent due diligence review by an underwriter and conflicts of interest of the Sponsor and its affiliates.

●	Our initial shareholders, including our Sponsor and our directors and executive officers, have interests that may conflict with the interests of our Public Shareholders, and accordingly, a conflict of interest may have existed in determining whether the Miotal Business Combination is appropriate as our initial business combination.

●	Our directors and executive officers may have a conflict of interest when determining whether to agree to changes to or waive provisions of the Miotal Business Combination Agreement.

●	Miotal shareholders will have significant influence over Holdco after completion of the Miotal Business Combination.

●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by Public Shareholders may be less than $10.00 per share (which was the offering price in the IPO).

●	If we become subject to bankruptcy proceedings after distributing the proceeds in the Trust Account to our Public Shareholders, the bankruptcy court may seek to recover those proceeds.

●	Nasdaq may not list Holdco’s securities on its exchange, which could limit investors’ ability to make transactions in Holdco’s securities and subject Holdco to additional trading restrictions.

●	A Public Shareholder who wishes to redeem its Public Shares must comply with specific requirements for redemption that, if not complied with, may prevent that Public Shareholder from redeeming its Public Shares for a pro rata portion of the funds held in the Trust Account.

●	If a Public Shareholder fails to receive notice of our offer to redeem Public Shares in connection with the Miotal Business Combination or fails to comply with the procedures for tendering its shares, its shares may not be redeemed.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete the Miotal Business Combination even if a substantial majority of our shareholders do not support it.

●	There is no guarantee that a shareholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account will put the shareholder in a better future economic position.

●	If we do not complete this or another initial business combination by the Combination Period, we will cease all operations and wind up our business, in which case our Public Shareholders would only receive the available funds in the Trust Account and the Rights would expire worthless.

●	If we do not consummate an initial business combination by March 3, 2027, such later date if the shareholders of Company approve an extension of such date, or such earlier date as determined by our board of directors, our Public Shareholders may be forced to wait until after that date to receive redemption proceeds from the Trust Account.

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

Unlike some other blank check companies in which the initial shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial business combination, the Sponsor, pursuant to the Sponsor Support Agreement, has agreed, among other things, to vote in favor of the Miotal Business Combination and the transactions contemplated thereby (including the Merger) and to pay specified FERA Transaction Costs (as defined in the Miotal Business Combination Agreement).

If all the holders of the Founder Shares, which includes the Sponsor, approves the Miotal Business Combination, we may complete the Miotal Business Combination even though a majority of our Public Shareholders do not support the transaction. The agreement by our Sponsor to vote in favor of the Miotal Business Combination will increase the likelihood that the Miotal Business Combination will achieve sufficient votes needed for approval, and the incentives of the holders of the Founder Shares may differ from the incentives of our Public Shareholders in respect of approving the transaction.

Neither our Board of Directors nor any committee thereof obtained a third-party valuation in determining whether or not to pursue the Miotal Business Combination.

Neither our Board of Directors nor any of its committees is required to obtain an opinion from an independent investment banking or accounting firm that the price that we are paying for Miotal is fair to our shareholders from a financial point of view. Neither our Board of Directors nor any of its committees obtained a third party valuation in connection with the Miotal Business Combination. The Board and Management concluded that the Miotal Business Combination was in the best interest of our shareholders and that the valuation was appropriate based on qualitative factors and quantitative factors that were determined appropriate by our Board of Directors and management. Accordingly, investors will be relying solely on the judgment of our Board of Directors and Management in valuing Miotal, and our Board of Directors and Management may not have properly valued Miotal’s business or valued Miotal differently than either a third-party valuation firm or any particular investor. The lack of a third-party valuation may also lead an increased number of shareholders to demand redemption of their shares, which could potentially impact our ability to consummate the Miotal Business Combination or reduce the public float and therefore liquidity of the public trading market.

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

Our Initial Shareholders, including our Sponsor and our directors and executive officers, have interests that may conflict with the interests of our Public Shareholders, and accordingly, a conflict of interest may have existed in determining whether the Miotal Business Combination is appropriate as our initial business combination.

Shareholders should keep in mind that the Sponsor and certain members of our board of directors and the Sponsor, including its directors and officers, have interests that are different from, or in addition to, those of our Public Shareholders generally and that these interests may conflict with the interests of our Public Shareholders.

The personal and financial interests of our Sponsor and our directors and officers may have influenced their motivation in identifying and selecting Miotal as a business combination target and completing an initial business combination with Miotal. In addition, the personal and financial interests of our Sponsor and our directors and officers may have created a conflict of interest as they negotiated the terms, conditions and timing of the Miotal Business Combination and determined whether they were appropriate and in the best interest of our shareholders. Our Public Shareholders should consider these interests as they evaluate the recommendations of our Board of Directors to vote for the proposals.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by Public Shareholders may be less than $10.00 per share (which was the offering price in the IPO).

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

There is no guarantee that a Public Shareholder’s decision whether to redeem its shares for a pro rata portion of the Trust Account will put the Public Shareholder in a better future economic position.

We can give no assurance as to the price at which a shareholder may be able to sell its Holdco Ordinary Shares in the future following the completion of the Miotal Business Combination or any alternative business combination. Certain events following the consummation of any initial business combination, including the Miotal Business Combination, may cause an increase in Holdco’s share price, and may result in a lower value realized now than a shareholder of Holdco might realize in the future had the Public Shareholder not redeemed its shares. Similarly, if a Public Shareholder does not redeem its shares, the Public Shareholder will bear the risk of ownership of the Holdco Ordinary Shares after the consummation of the Miotal Business Combination, and there can be no assurance that a shareholder can sell its shares in the future for a greater amount than the redemption price. A shareholder should consult its own financial advisor for assistance on how this may affect his, her or its individual situation.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, this Report.

No.	Description of Exhibit
2.1	Miotal Business Combination Agreement, dated as of April 7, 2026, by and among Fifth Era Acquisition Corp I, Miotal SPAC HoldCo, Inc., PENNY Merger Sub, Inc. and SMT Holdings Limited. (filed as exhibit 2.1 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)***
10.1	Sponsor Support Agreement, dated as of April 7, 2026, by and among Fifth Era Acquisition Corp I, Fifth Era Acquisition Sponsor I LLC, and SMT Holdings Limited. (filed as exhibit 10.1 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
10.2	Form of Registration Rights Agreement. (filed as exhibit 10.2 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
10.3	Form of Lock-Up Agreement. (filed as exhibit 10.3 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
10.4	Form of Share Exchange Agreement. (filed as exhibit 10.4 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
***	Certain of the exhibits and schedules have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request. Exhibits A, B, C and D to the Miotal Business Combination Agreement have been omitted from Exhibit 2.1, as such exhibits are filed as Exhibits 10.1, 10.4, 10.3 and 10.2 hereto, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIFTH ERA ACQUISITION CORP I

Dated: August 13, 2026	By:	/s/ Mitchell Mechigian
	Name:	Mitchell Mechigian
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Christopher Nelson
	Name:	Christopher Nelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)