Form 10-Q
period 2026-09-30
Fifth Era Acquisition Corp I
filed 2026-11-13
CIK 2025401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 23,600,000 Class A Ordinary Shares, par value $0.0001 per share and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

FIFTH ERA ACQUISITION CORP I

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 27, 2025, which we entered into with the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to March 3, 2027 (or such earlier date as determined by the Board) that we have to consummate an initial business combination, or (ii) such other period in which we must consummate an initial business combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Fifth Era Acquisition Corp I, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Underwriting Fee” are to the additional fee of $10,950,000 to which the Underwriters are entitled, that is payable only upon the completion of our initial business combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our business combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on March 3, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on December 31, 2024, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 31, 2025, as amended, and declared effective on February 27, 2025 (File No. 333-284616);

●	“Letter Agreement” are to the Letter Agreement, dated February 27, 2025, which we entered into with our Sponsor and our officers and directors;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Miotal Business Combination” are to the Merger (as defined below) and the other transactions contemplated by the Miotal Business Combination Agreement (as defined below);

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more business combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated February 27, 2025, which we entered into with Cantor, together;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the business combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 27, 2025, which we entered into with our Sponsor and certain security holders;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Fifth Era Acquisition Sponsor I LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which we placed an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 27, 2025, which we entered into with Cantor, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$133,161	$543,258
Prepaid insurance	65,478	157,146
Prepaid expenses	26,250	2,500
Total current assets	224,889	702,904
Long-term prepaid insurance	—	26,191
Marketable securities held in Trust Account	244,282,106	237,854,908
Total Assets	$244,506,995	$238,584,003

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,511,046	$3,038,559
Accrued offering costs	—	75,000
Total current liabilities	4,511,046	3,113,559
Deferred underwriting fee	10,950,000	10,950,000
Total Liabilities	15,461,046	14,063,559

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.62 and $10.34 per share as of September 30, 2026 and December 31, 2025, respectively	244,282,106	237,854,908

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	60	60
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(15,236,984)	(13,335,291)
Total Shareholders’ Deficit	(15,236,157)	(13,334,464)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$244,506,995	$238,584,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$293,950	$1,506,786	$1,901,693	$3,135,919
Loss from operations	(293,950)	(1,506,786)	(1,901,693)	(3,135,919)

Other income:
Interest earned on marketable securities held in Trust Account	2,211,888	2,435,794	6,427,198	5,582,297

Net income	$1,917,938	$929,008	$4,525,505	$2,446,378

Weighted average shares outstanding, Class A Ordinary Shares	23,600,000	23,600,000	23,600,000	18,240,293
Basic net income per share, Class A Ordinary Shares	$0.06	$0.03	$0.14	$0.10
Weighted average shares outstanding, Class A Ordinary Shares	23,600,000	23,600,000	23,600,000	18,240,293
Diluted net income per share, Class A Ordinary Shares	$0.06	$0.03	$0.14	$0.09
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	7,666,667	7,666,667	7,439,561
Basic net income per share, Class B Ordinary Shares	$0.06	$0.03	$0.14	$0.10
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	7,666,667	7,666,667	7,666,667
Diluted net income per share, Class B Ordinary Shares	$0.06	$0.03	$0.14	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	600,000	$60	7,666,667	$767	$—	$(13,335,291)	$(13,334,464)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,091,443)	(2,091,443)

Net income	—	—	—	—	—	1,291,701	1,291,701

Balance – March 31, 2026 (unaudited)	600,000	60	7,666,667	767	—	(14,135,033)	(14,134,206)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,123,867)	(2,123,867)

Net income	—	—	—	—	—	1,315,866	1,315,866

Balance – June 30, 2026 (unaudited)	600,000	60	7,666,667	767	—	(14,943,034)	(14,942,207)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,211,888)	(2,211,888)

Net income	—	—	—	—	—	1,917,938	1,917,938

Balance – September 30, 2026 (unaudited)	600,000	$60	7,666,667	$767	$—	$(15,236,984)	$(15,236,157)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	—	$—	7,666,667	$767	$24,233	$(76,899)	$(51,899)

Sale of 600,000 Private Placement Units	600,000	60	—	—	5,999,940	—	6,000,000

Fair value of rights included in Public Units	—	—	—	—	4,140,000	—	4,140,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(295,218)	—	(295,218)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,868,955)	(10,274,583)	(20,143,538)

Net income	—	—	—	—	—	621,591	621,591

Balance – March 31, 2025 (unaudited)	600,000	60	7,666,667	767	—	(9,729,891)	(9,729,064)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,405,626)	(2,405,626)

Net income	—	—	—	—	—	895,779	895,779

Balance – June 30, 2025 (unaudited)	600,000	60	7,666,667	767	—	(11,239,738)	(11,238,911)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,435,794)	(2,435,794)

Net income	—	—	—	—	—	929,008	929,008

Balance – September 30, 2025 (unaudited)	600,000	$60	7,666,667	$767	$—	$(12,746,524)	$(12,745,697)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash Flows from Operating Activities:
Net income	$4,525,505	$2,446,378
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note	—	3,394
Interest earned on marketable securities held in Trust Account	(6,427,198)	(5,582,297)
Changes in operating assets and liabilities:
Prepaid insurance	91,668	(157,146)
Prepaid expenses	(23,750)	(33,676)
Long-term prepaid insurance	26,191	(65,478)
Accrued offering costs	(75,000)	(15,295)
Accounts payable and accrued expenses	1,472,487	2,637,507
Net cash used in operating activities	(410,097)	(766,613)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placement Units	—	6,000,000
Repayment of IPO Promissory Note - related party	—	(222,141)
Payment of offering costs	—	(344,042)
Net cash provided by financing activities	—	231,433,817

Net Change in Cash	(410,097)	667,204
Cash – Beginning of period	543,258	—
Cash – End of period	$133,161	$667,204

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Operating costs paid through IPO Promissory Note – related party	$—	$45,827
Deferred Underwriting Fee payable	$—	$10,950,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIFTH ERA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2026

Note 1 — Description of Organization and Business Operations

Fifth Era Acquisition Corp I is a blank check company incorporated as a Cayman Islands exempted corporation on May 22, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 22, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenue until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on March 3, 2025, we placed $230,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement in the Trust Account, with Continental acting as trustee. The funds in the Trust Account are initially invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was valued at $10.62 per Public Share as of September 30, 2026.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2026, the Company had cash of $133,161 and a working capital deficit of $4,286,157. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $133,161 and $543,258 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $244,282,106 and $237,854,908, respectively, were held in money market funds which invest in U.S. Treasury securities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Redeemable Class A Ordinary Shares Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial business combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Class A Ordinary Shares issuance costs	(15,262,661)
Plus:
Remeasurement of carrying value to redemption value	27,257,569
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$237,854,908
Plus:
Remeasurement of carrying value to redemption value	2,091,443
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$239,946,351
Plus:
Remeasurement of carrying value to redemption value	2,123,867
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$242,070,218
Plus:
Remeasurement of carrying value to redemption value	2,211,888
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$244,282,106

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

The calculation of diluted net income per Ordinary Share does not consider the effect of the Public Rights and Private Placement Rights, which entitle holders to receive an aggregate of 2,360,000 Class A Ordinary Shares, because their exercise is contingent upon future events. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025. For the nine months ended September 30, 2025, diluted net income per Ordinary Share differs from basic net income per Ordinary Share because the 1,000,000 Class B Ordinary Shares previously subject to forfeiture are included in the diluted weighted average number of Class B Ordinary Shares as of the beginning of the period, which changes the allocation of net income between the two classes. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per Ordinary Share as the redemption value approximates fair value.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income per Ordinary Share:
Numerator:
Allocation of net income	$1,447,655	$470,283	$701,213	$227,795	$3,415,840	$1,109,665	$1,737,652	$708,726
Denominator:
Weighted-average Ordinary Shares outstanding	23,600,000	7,666,667	23,600,000	7,666,667	23,600,000	7,666,667	18,240,293	7,439,561
Basic net income per Ordinary Share	$0.06	$0.06	$0.03	$0.03	$0.14	$0.14	$0.10	$0.10

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income	$1,447,655	$470,283	$701,213	$227,795	$3,415,840	$1,109,665	$1,722,419	$723,959
Denominator:
Weighted-average Ordinary Shares outstanding	23,600,000	7,666,667	23,600,000	7,666,667	23,600,000	7,666,667	18,240,293	7,666,667
Diluted net income per Ordinary Share	$0.06	$0.06	$0.03	$0.03	$0.14	$0.14	$0.09	$0.09

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

Due from Sponsor

The Company paid the Sponsor an amount of $21,550 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. Subsequently, on March 6, 2025, the Sponsor repaid the Company a total of $21,550. As of September 30, 2026 and December 31, 2025, there were no outstanding amounts due from the Sponsor.

Administrative Services Agreement

The Company entered into the Administrative Services Agreement with the managing member of the Sponsor, commencing on February 27, 2025, through the earlier of the Company’s consummation of initial business combination and its liquidation, to pay the managing member of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support services. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $135,000, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which $75,000 is included in accrued expenses in the accompanying condensed balance sheets. The Company did not use any of such amount as compensation to Mr. Mechigian. For the three and nine months ended September 30, 2025, the Company incurred $45,000 and $106,071, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

The Company expects the Miotal Business Combination to close in the second half of 2026 or the first quarter of 2027, following receipt of the required approvals by the Company’s shareholders and Miotal’s shareholders, the fulfillment of regulatory requirements and the completion of other customary closing conditions.

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

Sponsor Support Agreement

Simultaneously with the execution of the Miotal Business Combination Agreement, the Company, the Sponsor, and Miotal entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, (i) to appear at each meeting of the shareholders of the Company and to vote in favor of each of the transaction proposals to be voted upon at the meeting of the Company shareholders, including approval of the Miotal Business Combination Agreement and the transactions contemplated thereby (including the Merger); (ii) that Sponsor shall comply with, and fully perform all of its obligations set forth in that certain Letter Agreement, dated February 27, 2025, by and among the Sponsor, the Company and the other parties thereto; (iii) during the period from which the Sponsor Support Agreement commences through the Expiration Date (as defined in the Sponsor Support Agreement), Sponsor shall not modify or amend any contracts between or among Sponsor, anyone related by blood, marriage or adoption to the Sponsor or any Affiliate (as defined in the Miotal Business Combination Agreement) of Sponsor (other than the Company or any of its subsidiaries), on the one hand, and the Company or any of the Company’s subsidiaries, other than as contemplated by the Miotal Business Combination Agreement or any Ancillary Documents (as defined in the Miotal Business Combination Agreement); and (iv) if the amount of the Company’s FERA Transaction Costs (as defined in the Miotal Business Combination Agreement) at the closing of the Miotal Business Combination exceed $15,000,000 at the Closing Date (as defined in the Miotal Business Combination Agreement) and prior to the Merger Effective Time, to pay the amount of that excess or elect to have the number of Holdco Ordinary Shares otherwise distributable to Sponsor as Merger Consideration (as defined in the Miotal Business Combination Agreement) at the Merger Effective Time reduced by such number of Holdco Ordinary Shares that represent the value of such excess amount (based on a value of $10.00 per share).

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

Nasdaq Notice

On September 14, 2026, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 holders of the Company’s Class A Ordinary Shares (including both beneficial holders and holders of record) (“Total Holders”) for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Requirement”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. The Notice states that the Company has 45 calendar days, or until October 29, 2026, to submit a plan to regain compliance with the Minimum Total Holders Requirement. The Company submitted its plan to regain compliance to Nasdaq on October 28, 2026. The Company will consider implementing available options to regain compliance with the Minimum Total Holders Requirement and, alternatively, may consider applying to transfer its securities to The Nasdaq Capital Market. There can be no assurance that the Company will regain compliance or be able to transfer its securities to The Nasdaq Capital Market. On November 5, 2026, the Company received a notice from Nasdaq, stating that based on its review of the materials submitted by the Company, Nasdaq determined to grant the Company an extension of time to regain compliance with the Minimum Total Holders Requirement. The terms of the extension are as follows: on or before March 15, 2027, the Company must file with Nasdaq documentation from its transfer agent, or independent source, that demonstrates that the Company’s Class A Ordinary Shares have a minimum of 400 Total Holders. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Listing Qualifications Panel.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding the 23,000,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 7,666,667 Class B Ordinary Shares issued and outstanding.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level	September 30, 2026
Assets:
Marketable securities held in Trust Account	1	$244,282,106

	Level	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$237,854,908

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

	September 30,	December 31,
	2026	2025
Marketable securities held in Trust Account	$244,282,106	$237,854,908
Cash	$133,161	$543,258

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$293,950	$1,506,786	$1,901,693	$3,135,919
Interest earned on marketable securities held in Trust Account	$2,211,888	$2,435,794	$6,427,198	$5,582,297

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of interest earned on marketable securities held in Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated February 27, 2025, by and between the Company and Continental.

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

On October 28, 2026, the Company submitted to Nasdaq its plan to regain compliance with the Minimum Total Holders Requirement. On November 5, 2026, Nasdaq granted the Company an extension until March 15, 2027 to regain compliance (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible business combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, as well as assumptions made by, and information currently available to, us. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Following the closing of the IPO and Private Placement, we placed $230,000,000 from the net proceeds of the IPO and the Private Placement in the Trust Account. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the business combination and (y) the distribution of the Trust Account, as described below.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq rules currently require SPACs (like us) to complete their initial business combination within 36 months of the effectiveness of our IPO registration statement. If we do not meet this requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in us to another sponsor entity, which may result in a change to our management.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since May 22, 2024 (inception) through September 30, 2026, have been (i) organizational activities and (ii) activities relating to the IPO and identifying and evaluating prospective acquisition candidates and activities in connection with the initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things).

For the three months ended September 30, 2026, we had net income of $1,917,938, which consists of interest income on marketable securities held in the Trust Account of $2,211,888, partially offset by general and administrative expenses of $293,950.

For the three months ended September 30, 2025, we had net income of $929,008, which consists of interest income on marketable securities held in the Trust Account of $2,435,794, partially offset by general and administrative expenses of $1,506,786.

For the nine months ended September 30, 2026, we had net income of $4,525,505, which consists of interest income on marketable securities held in the Trust Account of $6,427,198, partially offset by general and administrative expenses of $1,901,693.

For the nine months ended September 30, 2025, we had net income of $2,446,378, which consists of interest income on marketable securities held in the Trust Account of $5,582,297, partially offset by general and administrative expenses of $3,135,919.

Liquidity, Capital Resources and Going Concern

Following the IPO, including the full exercise of the Over-Allotment Option, and the Private Placement, we placed a total of $230,000,000 in the Trust Account. We incurred fees of $15,557,879, consisting of a $4,000,000 cash underwriting fee, a deferred underwriting fee of $10,950,000 and $607,879 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $410,097. Net income of $4,525,505 was affected by interest earned on marketable securities held in the Trust Account of $6,427,198. Changes in operating assets and liabilities provided $1,491,596 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $766,613. Net income of $2,446,378 was affected by interest earned on marketable securities held in the Trust Account of $5,582,297 and payment of operation costs through the IPO Promissory Note of $3,394. Changes in operating assets and liabilities provided $2,365,912 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $244,282,106 (including $14,282,106 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and exclude the deferred underwriting fees), to complete our business combination. To the extent that we use our share capital or debt, in whole or in part, as consideration to complete our business combination, we will use the remaining proceeds held in the Trust Account as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash of $133,161 and a working capital deficit of $4,286,157. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We satisfied our liquidity needs through September 30, 2026, through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 27, 2025, and until the completion of our business combination or liquidation, we reimburse the managing member of our Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred $45,000 and $135,000, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which we included $75,000 in accrued expenses in the condensed balance sheets of the unaudited condensed financial statements included in this report under Item 1. “Financial Statements”, and we used none of this amount for compensation to Mr. Mechigian. For the three and nine months ended September 30, 2025, we incurred $45,000 and $106,071, respectively, in fees for these services pursuant to the Administrative Services Agreement, of which such amount is included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

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

Recent Developments

Nasdaq Notice

On September 14, 2026, we received a written notice from the Listing Qualifications Department of Nasdaq indicating that we were not in compliance with Listing Rule 5450(a)(2), which requires us to have at least 400 Total Holders for continued listing on the Nasdaq Global Market. The notice has no current effect on the listing or trading of our securities. On October 28, 2026, we submitted to Nasdaq our plan to regain compliance with the Listing Rule 5450(a)(2). On November 5, 2026, we received notice from Nasdaq stating that it has determined to grant us an extension until March 15, 2027 to regain compliance with Listing Rule 5450(a)(2). For further information, see Note 6 – “Commitments and Contingencies, Nasdaq Notice.”

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property, other than as previously disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2026.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, September 30, 2025, March 31, 2026 and June 30, 2026 as filed with the SEC on May 9, 2025, August 12, 2025, November 12, 2025, May 15, 2026 and August 13, 2026, respectively and (iii) Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. We set forth below the principal risks from the Miotal Business Combination.

Risks Related to the Miotal Business Combination and the Company

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

In addition, because there are no underwriters engaged in connection with the Miotal Business Combination, prior to the opening of trading on Nasdaq on the trading day immediately following the closing of the Miotal Business Combination, there will be no traditional “roadshow” or book building process, and no price at which underwriters initially sold shares to the public to help inform efficient and sufficient price discovery with respect to the initial post-closing trades on Nasdaq. Therefore, buy and sell orders submitted prior to and at the opening of initial post-closing trading of the Holdco Ordinary Shares will not have the benefit of being informed by a published price range or a price at which the underwriters initially sold shares to the public, as would be the case in an underwritten initial public offering.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced, and the per share redemption amount received by Public Shareholders may be less than $10.00 per share (which was the offering price in the IPO).

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

If we are not able to complete the Miotal Business Combination nor able to complete another business combination by March 3, 2027, or such later date if the shareholders of the Company approve an extension of such date, or such earlier date as determined by our Board of Directors, we will cease operations and redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares, subject to certain limitations. The redemption will completely extinguish Public Shareholders’ rights as shareholders and any opportunity to participate in a future business combination. In such an event, the Rights would expire worthless.

If we do not consummate an initial business combination by March 3, 2027, or such later date if the shareholders of Company approve an extension of such date, or such earlier date as determined by our Board of Directors, our Public Shareholders may be forced to wait until after that date to receive redemption proceeds from the Trust Account.

If we are unable to consummate the initial business combination by March 3, 2027, or such later date if the shareholders of the Company approve an extension of such date, or such earlier date as determined by our Board of Directors, we will liquidate, wind up and distribute funds from the Trust Account to redeem the Public Shares. Winding up, liquidation and distribution must comply with Cayman Islands law and other administration, and as such, a Public Shareholder may be forced to wait for some period beyond March 3, 2027, or such later date if the shareholders of the Company approve an extension of such date, or such earlier date as determined by our Board of Directors, before the redemption proceeds of the Trust Account become available to it, and it receives the return of its pro rata portion of the proceeds from the Trust Account. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we do not complete the initial business combination.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, this Report.

No.	Description of Exhibit
2.1	Miotal Business Combination Agreement, dated as of April 7, 2026, by and among Fifth Era Acquisition Corp I, Miotal SPAC HoldCo, Inc., PENNY Merger Sub, Inc. and SMT Holdings Limited. (filed as exhibit 2.1 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)*
10.1	Sponsor Support Agreement, dated as of April 7, 2026, by and among Fifth Era Acquisition Corp I, Fifth Era Acquisition Sponsor I LLC, and SMT Holdings Limited. (filed as exhibit 10.1 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
10.2	Form of Registration Rights Agreement. (filed as exhibit 10.2 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
10.3	Form of Lock-Up Agreement. (filed as exhibit 10.3 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
10.4	Form of Share Exchange Agreement. (filed as exhibit 10.4 to the Company’s report on Form 8-K dated April 8, 2026 and incorporated by reference herein)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Certain of the exhibits and schedules have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request. Exhibits A, B, C and D to the Miotal Business Combination Agreement have been omitted from Exhibit 2.1, as such exhibits are filed as Exhibits 10.1, 10.4, 10.3 and 10.2 hereto, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIFTH ERA ACQUISITION CORP I

Dated: November 13, 2026	By:	/s/ Mitchell Mechigian
	Name:	Mitchell Mechigian
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Christopher Nelson
	Name:	Christopher Nelson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)